Form 10-Q
period 1996-06-30
CROSSCOMM CORP
filed 1996-08-13
CIK 886033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 1996

                         Commission File Number 0-20110


                              CROSSCOMM CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                       52-1513201
- --------                                                       ----------
(State or other jurisdiction                                   (I.R.S. Employer
  of incorporation or organization)                             I.D. No.)

450 DONALD LYNCH BOULEVARD, MARLBOROUGH, MASSACHUSETTS         01752
- ------------------------------------------------------         -----
(Address of principal executive office)                        (Zip Code)

(508)-481-4060
- --------------
(Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                      ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                           OUTSTANDING AT AUGUST 5, 1996
           -----                           -----------------------------

       Common stock, $.01 par value                    9,195,611 shares

                    CROSSCOMM CORPORATION QUARTERLY REPORT ON
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996

                                      INDEX



PART I     FINANCIAL INFORMATION:

ITEM 1.    Financial Statements:
           Condensed Consolidated Balance Sheets as of June 30, 1996 and
               December 31, 1995
           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1996 and June 30, 1995
           Condensed Consolidated Statement of Stockholders' Equity for the six
               months ended June 30, 1996
           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995
           Notes to Condensed Consolidated Financial Statements

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings

ITEM 2.    Changes in Securities

ITEM 3.    Defaults upon Senior Securities

ITEM 4.    Submission of Matters to a Vote of Security Holders

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports on Form 8-K

           Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              CROSSCOMM CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except share data)

                                                                             JUNE 30,         DECEMBER 31,
                                                                               1996               1995
                                                                           (UNAUDITED)             (*)
                                                                           -----------        ------------

                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                 $  2,518           $  2,244
   Available-for-sale securities                                               44,914             44,529
   Accounts receivable, net                                                     8,474              7,141
   Inventories, net                                                             5,211              6,395
   Prepaid expenses and other current assets                                    1,487              1,254
                                                                             --------           --------

        Total current assets                                                   62,604             61,563

Equipment and Leasehold improvements, net of accumulated depreciation of
  $13,885 at  June 30, 1996 and $12,295 at December 31, 1995                    7,204              7,079
Other assets, net                                                               2,932              2,704
                                                                             --------           --------

         Total assets                                                        $ 72,740           $ 71,346
                                                                             ========           ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  5,193           $  4,728
   Accrued liabilities                                                          5,897              5,863
   Deferred revenue                                                             3,406              3,348
                                                                             --------           --------

        Total current liabilities                                              14,496             13,939

Minority interest in consolidated subsidiary                                        -                 44

Stockholders' equity:
   Preferred stock, $.01 par value, 4,000,000 shares authorized, none
      issued or outstanding at June 30, 1996 or December 31, 1995                   -                  -
   Common stock, $.01 par value, 20,000,000 shares authorized,
      9,195,611 shares issued and outstanding at June 30, 1996 and
      9,147,557 shares issued and outstanding at December 31, 1995                 92                 91
   Paid-in capital in excess of par value                                      72,352             71,950
   Retained earnings (accumulated deficit)                                    (19,484)           (16,169)
   Unrealized gain (loss) on available-for-sale securities                      5,284              1,491
                                                                             --------           --------
        Total stockholders' equity                                             58,244             57,363
                                                                             --------           --------

        Total liabilities and stockholders' equity                           $ 72,740           $ 71,346
                                                                             ========           ========

* Condensed from audited financial statements



                            See accompanying notes.

                             CROSSCOMM CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except earnings (loss) per share)
                                             (Unaudited)


                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                             -----------------------         ------------------------
                                               1996            1995            1996             1995
                                             -------         -------         -------          -------

Revenues:

     Product                                 $ 9,058         $ 9,199         $17,087          $20,123
     Service                                   2,744           2,334           5,373            4,612
                                             -------         -------         -------          -------
Total revenues                                11,802          11,533          22,460           24,735

Cost of revenues:

     Cost of goods sold                        4,461           4,069           8,763            8,602
     Cost of services                          1,682           1,594           3,065            3,050
                                             -------         -------         -------          -------
Total cost of revenues                         6,143           5,663          11,828           11,652
                                             -------         -------         -------          -------

Gross profit                                   5,659           5,870          10,632           13,083

Operating expenses:

     Selling, general & administrative         5,313           5,332           9,926            9,945
     Research and development                  2,516           3,102           4,964            6,113
                                             -------         -------         -------          -------
Total operating expenses                       7,829           8,434          14,890           16,058
                                             -------         -------         -------          -------

Income (loss) from operations                 (2,170)         (2,564)         (4,258)          (2,975)

Interest income, net                             487             587           1,024            1,113
Gain on sale of investment                                     2,100                            2,100
Other income (expense)                           (37)             (1)            (81)              (8)
                                             -------         -------         -------          -------
Income (loss) before provision
   for income taxes                           (1,720)            122          (3,315)             230

Provision for income taxes                         -               -               -                -
                                             -------         -------         -------          -------

Net income (loss)                            $(1,720)        $   122         $(3,315)         $   230
                                             =======         =======         =======          =======

Earnings (loss) per share                    $ (0.19)        $  0.01         $ (0.36)         $  0.03
                                             =======         =======         =======          =======

Shares used in computing earnings
   (loss) per share                            9,175           9,200           9,163            9,190
                                             =======         =======         =======          =======


                            See accompanying notes.
                                       4

                              CROSSCOMM CORPORATION

                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                (in thousands, except share data)






                                                                                                         UNREALIZED
                                                         COMMON STOCK        PAID-IN       RETAINED      GAIN (LOSS)
                                                     --------------------  CAPITAL IN      EARNINGS     ON AVAILABLE-     TOTAL
                                                                            EXCESS OF    (ACCUMULATED     FOR-SALE     STOCKHOLDERS'
                                                       SHARES      AMOUNT   PAR VALUE      DEFICIT)      SECURITIES       EQUITY
                                                     -------------------------------------------------------------------------------

Balance, December 31, 1995 (audited)                 9,147,557       $91     $71,950        $(16,169)       $1,491         $57,363

Adjustment to unrealized gain (loss) on available-
  for-sale securities (unaudited)                            -         -           -               -         3,793           3,793

Issuance of common stock under stock
  option and stock purchase plans (unaudited)           48,054         1         402               -             -             403

Net income (loss) (unaudited)                                -         -           -          (3,315)            -          (3,315)
                                                     ---------       ---     -------        --------        ------         -------

Balance, June 30, 1996 (unaudited)                   9,195,611       $92     $72,352        $(19,484)       $5,284         $58,244
                                                     =========       ===     =======        ========        ======         =======


                            See accompanying notes.
                                       5

                             CROSSCOMM CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (Unaudited)


                                                                                SIX MONTHS ENDED
                                                                          -----------------------------
                                                                          JUNE 30,            JUNE 30,
                                                                            1996                1995
                                                                          ---------           ---------
OPERATING ACTIVITIES
Net cash provided (used) by operating activities                          $   (275)           $   (323)

INVESTING ACTIVITIES
Purchase of minority interest                                                 (350)
Acquisitions of fixed assets                                                (2,626)             (1,391)
Purchases of available-for-sale securities                                 (24,717)            (52,743)
Sales and maturities of available-for-sale securities                       28,446              49,005
Additions to other assets                                                     (607)               (308)
                                                                          --------            --------

Net cash provided (used) by investing activities                               146              (5,437)

FINANCING ACTIVITIES
Proceeds from employee stock plans                                             403                 838
                                                                          --------            --------

Net cash provided by financing activities                                      403                 838
                                                                          --------            --------

Net increase (decrease) in cash and cash equivalents                           274              (4,922)
Cash and cash equivalents at beginning of period                             2,244               8,731
                                                                          --------            --------

Cash and cash equivalents at end of period                                $  2,518            $  3,809
                                                                          ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                               $      1            $      1
                                                                          ========            ========
   Income taxes                                                           $     63            $     60
                                                                          ========            ========


                            See accompanying notes.
                                       6

                              CROSSCOMM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1)   BASIS OF PRESENTATION

The condensed consolidated financial statements presented have been prepared by the Company without audit but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of results for any future interim period or for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2)   ACCOUNTING CHANGES

In the first quarter of 1996, the Company adopted the Financial Accounting Standards Board Statement No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed. The effect of adoption did not have a material impact on the Company's financial position or results of operations.

3)   AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities generally consist principally of U.S. Government obligations and tax-exempt municipal bonds maturing within one to three years or which contain a put option at par that can be exercised within one to three years. The Company considers these investments, which represent funds available for current operations, an integral component of its cash management activities. The tax exempt municipal bonds represent `AAA' rated investment grade securities with no significant concentration in any one issue. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation on an ongoing basis. Available-for-sale securities also include certain restricted equity securities of Fore Systems, Inc. (Fore), received upon Fore's acquisition of an entity in which the Company held a minority equity interest. These securities, although not salable until late 1996 and mid 1997, are considered available-for-sale pursuant to Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are accounted for as such. Subsequent to June 30, 1996 the market value of these equity securities declined in value such that the effect on available-for-sale securities and shareholders' equity would be a reduction of approximately $1,800,000. This decline is not considered to be other than temporary at this time.

Available-for-sale securities consist of the following as of June 30, 1996:

                                                               Gross                  Gross          Estimated
                                                            Unrealized              Unrealized         Fair
                                                Cost           Gains                  Losses           Value
                                            -------------------------------------------------------------------

U.S. Government and government
     agency obligations                     $38,669,000     $   28,000              $(190,000)      $38,507,000
Equity securities                               960,000      5,447,000                      -         6,407,000
                                            -------------------------------------------------------------------
Totals                                      $39,629,000     $5,475,000              $(190,000)      $44,914,000
                                            ===================================================================



Realized gains and losses were not material for the six month periods ended June 30, 1996 and 1995. During the six month period ended June 30, 1996 the unrealized gain increased by $3,793,000, primarily reflecting the reclassification of Fore Systems common stock to a short term investment at market value, as these shares became salable within twelve months.

4)   CONCENTRATION OF CREDIT

The Company operates in a single industry segment encompassing the development, manufacture, marketing and support of advanced networking products. Accordingly, the Company's customers include distributors and resellers of high technology equipment, along with the end users of such equipment. The Company performs periodic credit evaluations of its customers' financial condition and extends trade credit to its customers under normal terms.

For the quarter ended June 30, 1996 revenues attributable to each of three customers exceeded 10% of revenues. Amounts due from each of these customers approximated $1,755,000, $642,000 and $386,000.

5) INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market and consist of the following, net of reserves:

                                             June 30, 1996           December 31, 1995
                                             -------------           -----------------

        Raw Materials                          $1,421,000                $2,251,000
        Work-in-Process                         1,592,000                 1,826,000
        Finished Goods                          2,198,000                 2,318,000
                                               ----------                ----------
                                               $5,211,000                $6,395,000
                                               ==========                ==========


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue
- -------

The Company's product revenue decreased by 2% from $9,199,000 for the three months ended June 30, 1995 to $9,058,000 for the three months ended June 30, 1996 and decreased by 15% from $20,123,000 to $17,087,000 for the six month periods ending June 30, 1995 and 1996, respectively. These decreases are primarily attributable to the market transition from routing to switching technologies. Declines in sales of the Company's router products and the later than expected introduction of the Company's new switching products resulted in the product revenue decline. Indirect sales volume has also declined due to the reasons stated above.

The Company believes that future product revenue levels are highly dependent on its ability to successfully complete and market asynchronous transfer mode ("ATM") and local area network ("LAN") switching modules, its ability to expand and capitalize on new indirect and international sales channels, and its ability to bring other new products to market on a timely basis.

Service revenue (i.e. maintenance and support contracts, billable product repairs, customer training and product installations) increased by 18% from $2,334,000 for the three months ended June 30, 1995 to $2,744,000 for the three months ended June 30, 1996 and increased by 17% from $4,612,000 to $5,373,000 for the six months ended June 30, 1995 and 1996, respectively. This growth is attributable to increases in the number of installed units and the Company's increased emphasis on the sale and marketing of services.

International revenues accounted for 38% and 34% of total revenues for the three and six month periods ended June 30, 1996, respectively, versus 21% and 22% of total revenues for the three and six month periods ended June 30, 1995, respectively. The increase is primarily attributable to increased revenues from the Company's subsidiary in the United Kingdom. The Company believes that international sales will continue to represent a significant portion of the Company's revenues. However, the percentage of total revenues derived from international sales may continue to fluctuate based on changes in the percentage growth of domestic revenues versus international revenues, the timing of orders from international distributors and the addition of new international distributors.


Gross Profit
- ------------

Gross profit for the three and six month periods ended June 30, 1996 decreased to 48% and 47%, respectively, from 51% and 53% for the same periods in 1995. The decrease in gross profit is primarily attributable to: (i) lower average selling prices on some of the Company's router products not being offset proportionately by lower product costs (ii) higher introductory costs for new ATM and LAN Switching products , and (iii) an increase in service revenues as a percentage of total revenue, as the Company realizes lower margins on service revenue than on product revenue. These factors were partially offset by decreases in the provision of inventory reserves in 1996 compared to 1995. The Company believes that future gross profit levels will be highly dependent on the transition to new switching technologies. Delays in the introduction of new XL features and new ATM switching modules, engineering change orders related to existing XL or switching products, pricing pressures associated with new switching products, or higher than expected introductory costs of new switching modules could negatively impact gross profits. Additionally, the Company plans to increase its sales efforts through indirect channels, which require higher discounting. To the extent the Company is successful at increasing sales through indirect channels, gross profit rates could be adversely affected.


Selling, General and Administrative
- -----------------------------------

Selling, general and administrative expenses decreased to $5,313,000, or 45% of total revenues during the three months ended June 30, 1996 from $5,332,000, or 46% of total revenues during the three months ended June 30, 1995 and decreased to $9,926,000 or 44% of total revenues during the six months ended June 30, 1996 from $9,945,000, or 40% of total revenues for the corresponding period in 1995. The 1996 amounts are essentially level with 1995, as the decrease in headcount costs related to the corporate restructuring undertaken in the fourth quarter of 1995, coupled with lower expenditures on marketing programs, was offset by a one time charge related to the buy-out of the minority interest in a consolidated subsidiary, together with the costs related to the recruitment and hiring of a new senior management team.

Selling, general and administrative expenses as a percentage of revenues may fluctuate on a quarterly basis due to quarterly fluctuations in revenues, the timing of spending for marketing programs and the timing of hiring sales, marketing and administrative personnel.


Research and Development
- ------------------------

Research and development expenses decreased to $2,516,000, or 21% of total revenues during the three months ended June 30, 1996 from $3,102,000, or 27% of total revenues during the three months ended June 30, 1995 and decreased to $4,964,000 or 22% of total revenues during the six months ended June 30, 1996 from $6,113,000, or 25% of total revenues for the corresponding period in 1995. The decrease in amounts is primarily due to: (i) a decline in payroll costs related to the corporate restructuring undertaken in the fourth quarter of 1995 and (ii) a decline in the development costs associated with high speed networking products involving ATM and LAN switching technologies due to the Company's introduction of these products.

The Company believes that the markets for its products are characterized by rapid rates of technological innovation for both hardware and software products. The Company expects to continue to invest a significant amount of its resources in new products, product enhancements and software development.

Income Taxes
- ------------

Pursuant to Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has not recorded a benefit related to the operating losses experienced for the three and six month periods ended June 30, 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has satisfied its cash requirements principally with the proceeds of equity financings and cash provided from operating activities. During the six months ended June 30, 1996, the Company used $575,000 in cash from operating activities compared to $323,000 used for the six months ended June 30, 1995. The increase in cash used from operating activities is primarily attributable to the increased operating loss for the six months ended June 30, 1996 versus 1995, and the timing of changes in working capital in 1996 compared to 1995. At June 30, 1996, the Company had $2,518,000 in cash and cash equivalents, $44,914,000 in available-for-sale securities, and available, committed, unsecured credit lines of $7,500,000, of which no amounts were outstanding. The Company also has a line available for international borrowings in the amount of $5,000,000. This line makes available short-term credit in the form of direct borrowings, guarantees and overdraft lines. Grant of credit and its continued availability is at the sole discretion of the bank. At June 30, 1996, the Company had used $320,000 in the form of a duty deferment guarantee.

The Company believes that existing cash and available-for-sale securities will be sufficient to meet the Company's cash requirements for the foreseeable future.


FUTURE OPERATING RESULTS

The Company's future operating results could be adversely affected by a number of factors including, among other things, general economic conditions, market conditions specific to the highly competitive networking industry market, the degree and rate of growth of the market in which the company operates, the ability of the Company to develop, market and forecast demand of new products, customer acceptance of new products introduced by the Company, dependence on suppliers and the Company's ability to successfully develop indirect sales channels and the Company's ability to attract and retain key personnel.

The Company's XL family of products is designed to provide increased performance with nonstop availability and total network connectivity while allowing customers a migration path to high bandwidth switched networks. The Company believes that future profitability is highly dependent on successfully completing and marketing its new high speed LAN and ATM switching modules. The success of these new modules will depend on the Company's ability to bring them to market on a timely basis, successful product performance, market acceptance of the modules and the Company's ability to produce the modules in quantities sufficient to meet the expected demand.

The Company is increasingly dependent on suppliers to deliver key components on time, in quantities sufficient to meet demand. The failure of any of these suppliers to deliver these components on time could have a material adverse effect on the Company's results of operations.

The Company expects to continue to invest in research and development, sales and marketing and technical support staff. If the Company is not able to increase revenue levels, as occurred in 1994 and 1995, results of operations could be materially adversely affected.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 2.    Changes in Securities

        None.

Item 3.    Defaults Upon Senior Securities

        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        On April 25, 1996 the Registrant held its 1996 Annual Meeting of Stockholders. Proposals submitted to stockholders at the Annual Meeting were as follows (i) elect Tadeusz Witkowicz, Nancy Casey, Alexander M. Levine and Michael C. Ruettgers as Directors of the Registrant, (ii) to ratify and approve the Registrant's 1996 Stock Option Plan, and (iii) to ratify the selection of Ernst & Young LLP as the Registrant's independent auditors.

        The holders of 8,577,910 shares (approximately 99.4% of the shares present or represented) voted in favor of the election of Tadeusz Witkowicz, Nancy Casey, Alexander M. Levine and Michael C. Ruettgers as Directors and the holders of 53,662 shares (approximately .6% ) witheld authority to vote. On the proposal to ratify and approve the Registrant's 1996 Stock Option Plan, the holders of 4,362,431 shares (approximately 75.5% of the shares present or represented) voted in favor of the proposal, the holders of 1,377,910 shares (approximately 24%) voted against the proposal and the holders of 33,505 shares (approximately .5%) abstained. On the proposal to ratify the selection of Ernst & Young LLP as the Registrant's independent auditors, the holders of 8,599,044 shares (approximately 99.6% of the shares present or represented) voted in favor of the proposal, the holders of 18,364 shares (approximately 0.21%) voted against the proposal and the holders of 14,164 shares (approximately 0.19%) abstained.

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits

        The exhibit filed as part of this form 10-Q is listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CROSSCOMM CORPORATION





Date: August 12, 1996              By:/s/ William Johnson
      -------------------             ------------------------------------------
                                      William Johnson
                                      President & Chief Executive Officer





                                   By:/s/ Douglas G. Bryant
                                      ------------------------------------------
                                      Douglas G. Bryant
                                      Acting Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX



        Exhibit No.           Document
        -----------           --------

        27                    Financial Data Schedule     (EDGAR)