Form 10-Q
period 1996-09-30
CROSSCOMM CORP
filed 1996-11-12
CIK 886033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1996

                         Commission File Number 0-20110


                              CROSSCOMM CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                              52-1513201
             --------                                              ----------
 (State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                                   I.D. No.)

450 DONALD LYNCH BOULEVARD, MARLBOROUGH, MASSACHUSETTS                01752
------------------------------------------------------             ----------
       (Address of principal executive office)                     (Zip Code)

                                 (508)-481-4060
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing
requirements for the past 90 days.  YES X   No
                                       ---    ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT NOVEMBER 1ST, 1996
           -----                               ---------------------------------

Common stock, $.01 par value                           9,196,361  shares

                    CROSSCOMM CORPORATION QUARTERLY REPORT ON
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                      INDEX


PART I     FINANCIAL INFORMATION:

ITEM 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of September 30, 1996 and
             December 31, 1995

           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and September 30, 1995

           Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1996

           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995

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

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports on Form 8-K

           Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              CROSSCOMM CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                  1996                1995
                                                                              (UNAUDITED)              (*)
                                                                             -------------        ------------

                                     ASSETS

Current assets:
   Cash and cash equivalents                                                    $  6,075            $  2,244
   Available-for-sale securities                                                  41,310              44,529
   Accounts receivable, net                                                        7,044               7,141
   Inventories, net                                                                5,245               6,395
   Prepaid expenses and other current assets                                       1,650               1,254
                                                                                --------            --------

        Total current assets                                                      61,324              61,563

Equipment and leasehold improvements, net of accumulated depreciation of
  $14,833 at  September 30, 1996 and $12,295 at December 31, 1995                  7,169               7,079
Other assets, net                                                                  2,607               2,704
                                                                                --------            --------

         Total assets                                                           $ 71,100            $ 71,346
                                                                                ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                             $  5,813            $  4,728
   Accrued liabilities                                                             5,888               5,863
   Deferred revenue                                                                2,716               3,348
                                                                                --------            --------

        Total current liabilities                                                 14,417              13,939

Minority interest in consolidated subsidiary                                           -                  44

Stockholders' equity:
   Preferred stock, $.01 par value, 4,000,000 shares authorized, none
      issued or outstanding at September 30, 1996 or December 31, 1995                 -                   -
   Common stock, $.01 par value, 20,000,000 shares authorized,
      9,196,361 shares issued and outstanding at September 30, 1996 and
      9,147,557 shares issued and outstanding at December 31, 1995                    92                  91
   Paid-in capital in excess of par value                                         72,353              71,950
   Retained earnings (accumulated deficit)                                       (19,948)            (16,169)
   Unrealized gain (loss) on available-for-sale securities                         4,186               1,491
                                                                                --------            --------
        Total stockholders' equity                                                56,683              57,363
                                                                                --------            --------

        Total liabilities and stockholders' equity                              $ 71,100            $ 71,346
                                                                                ========            ========


* Condensed from audited financial statements



                             See accompanying notes.
                                       3

                             CROSSCOMM CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except earnings (loss) per share)
                                                    (Unaudited)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                    -------------------------           -------------------------
                                                      1996              1995              1996              1995
                                                    -------           -------           -------           -------

Revenues:

     Product                                        $ 8,151           $ 7,747           $25,238           $27,869
     Service                                          2,714             2,301             8,087             6,914
                                                    -------           -------           -------           -------

Total revenues                                       10,865            10,048            33,325            34,783

Cost of revenues:

     Cost of goods sold                               4,503             3,873            13,268            12,475
     Cost of services                                 1,682             1,523             4,745             4,573
                                                    -------           -------           -------           -------

Total cost of revenues                                6,185             5,396            18,013            17,048
                                                    -------           -------           -------           -------


Gross profit                                          4,680             4,652            15,312            17,735

Operating expenses:

     Selling, general & administrative                5,127             5,858            15,053            15,803
     Research and development                         2,590             3,091             7,554             9,204
                                                    -------           -------           -------           -------


Total operating expenses                              7,717             8,949            22,607            25,007
                                                    -------           -------           -------           -------

Income (loss) from operations                        (3,037)           (4,297)           (7,295)           (7,272)

Interest income, net                                    536               639             1,561             1,784
Gain on sale of investment                            2,062               725             2,055             2,792
Other income (expense)                                  (25)               (2)             (100)              (10)
                                                    -------           -------           -------           -------
Income (loss) before provision
   for income taxes                                    (464)           (2,935)           (3,779)           (2,706)

Provision for income taxes                                -                98                 -                98
                                                    -------           -------           -------           -------

Net income (loss)                                   $  (464)          $(3,033)          $(3,779)          $(2,804)
                                                    =======           =======           =======           =======

Earnings (loss) per share                           $ (0.05)          $ (0.33)          $ (0.41)          $ (0.31)
                                                    =======           =======           =======           =======

Shares used in computing earnings
   (loss) per share                                   9,195             9,075             9,170             9,050
                                                    =======           =======           =======           =======



                             See accompanying notes.
                                       4

                              CROSSCOMM CORPORATION

                              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (in thousands, except share data)

                                                                                                      UNREALIZED
                                                                           PAID-IN       RETAINED     GAIN (LOSS)
                                                        COMMON STOCK      CAPITAL IN     EARNINGS    ON AVAILABLE-     TOTAL
                                                      -----------------   EXCESS OF    (ACCUMULATED    FOR-SALE     STOCKHOLDERS'
                                                      SHARES     AMOUNT   PAR VALUE      DEFICIT)     SECURITIES       EQUITY
                                                      ---------------------------------------------------------------------------


Balance, December 31, 1995 (audited)                 9,147,557     $91     $71,950       ($16,169)      $1,491         $57,363

Adjustment to unrealized gain (loss) on available-
  for-sale securities (unaudited)                            -       -           -              -        2,695           2,695

Issuance of common stock under stock
  option and stock purchase plans (unaudited)           48,804       1         403              -            -             404

Net income (loss) (unaudited)                                -       -           -         (3,779)           -          (3,779)
                                                     ---------     ---     -------        -------       ------         -------

Balance, September 30, 1996 (unaudited)              9,196,361     $92     $72,353       ($19,948)      $4,186         $56,683
                                                     =========     ===     =======        =======       ======         =======




                             See accompanying notes.
                                       5

                             CROSSCOMM CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                    (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                        ---------------------------------
                                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                                            1996                1995
                                                                        -------------       -------------

OPERATING ACTIVITIES
Net cash provided (used) by operating activities                          $     58            $   (273)

INVESTING ACTIVITIES
Purchase of minority interest                                                 (350)
Acquisitions of fixed assets                                                (3,541)             (3,008)
Purchases of available-for-sale securities                                 (31,199)            (71,660)
Sales and maturities of available-for-sale securities                       39,626              68,984
Additions to other assets                                                   (1,167)               (380)
                                                                          --------            --------

Net cash provided (used) by investing activities                             3,369              (6,064)

FINANCING ACTIVITIES
Proceeds from employee stock plans                                             404                 884
                                                                          --------            --------

Net cash provided by financing activities                                      404                 884
                                                                          --------            --------

Net increase (decrease) in cash and cash equivalents                         3,831              (5,453)
Cash and cash equivalents at beginning of period                             2,244               8,731
                                                                          --------            --------

Cash and cash equivalents at end of period                                $  6,075            $  3,278
                                                                          ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                                               $      1            $      1
                                                                          ========            ========
   Income taxes                                                           $     63            $    130
                                                                          ========            ========


                             See accompanying notes.

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

3)    AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities generally consist principally of U.S. Government obligations maturing within three years. The Company considers these investments, which represent funds available for current operations, an integral component of its cash management activities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation on an ongoing basis. Available-for-sale securities also include certain restricted equity securities of Fore Systems, Inc. ("Fore"), received upon Fore's acquisition of an entity in which the Company held a minority equity interest. These securities, although not salable until mid 1997, are considered available-for-sale pursuant to Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are accounted for as such.

Available-for-sale securities consist of the following as of September 30, 1996:

                                                             Gross               Gross          Estimated
                                                           Unrealized          Unrealized          Fair
                                                Cost          Gains              Losses           Value
                                            --------------------------------------------------------------

U.S. Government and government
     agency obligations                     $36,483,0000    $   29,000         $(141,000)      $36,371,000
Equity securities                                641,000     4,298,000                 -         4,939,000
                                            --------------------------------------------------------------
Totals                                      $37,124,0000    $4,327,000         $(141,000)      $41,310,000
                                            ==============================================================


The realized gain for the nine month period ended September 30, 1996 was $2,062,000 as a result of selling shares of Fore common stock. There was also a realized gain of $725,000 as a result of the sale of shares Fore common stock during the nine month period ended September 30, 1995. During the nine month period ended September 30, 1996 the unrealized gain increased by $2,695,000, primarily reflecting the reclassification of shares of Fore common stock to a short-term investment at market value because these shares became salable within twelve months. This was partially offset by the realized gain in September 1996.

4) INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market and consist of the following, net of reserves:

                                  September 30, 1996        December 31, 1995
                                  ------------------        -----------------

        Raw Materials                 $  556,000                $2,251,000
        Work-in-Process                1,878,000                 1,826,000
        Finished Goods                 2,811,000                 2,318,000
                                      ----------                ----------
                                      $5,245,000                $6,395,000
                                      ==========                ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue
-------

The Company's product revenue increased by 5% from $7,747,000 for the three months ended September 30, 1995 to $8,151,000 for the three months ended September 30, 1996 and decreased by 9% from $27,869,000 to $25,238,000 for the nine month periods ending September 30, 1995 and 1996, respectively. The increase in product revenue for the three months ended September 30, 1996 compared to the same period in 1995 is primarily attributable to revenues from the Company's asynchronous transfer mode ("ATM") and local area network ("LAN") switching products more than offsetting the decline in router product revenue. Both router volume and average selling prices of router products have declined. The decline in product revenue for the nine months ended September 30, 1996 compared to the same period in 1995 is due primarily to the decline in sales of the Company's router products and the later than expected introduction of the Company's new switching products.

The Company believes that future product revenue levels are highly dependent on its ability to successfully complete and market ATM products, its ability to expand and capitalize on new indirect and international sales channels, its ability to bring other new products and product features to market on a timely basis, and upon stability within the Company's direct sales force.

Service revenue (i.e. maintenance and support contracts, billable product repairs, customer training and product installations) increased by 18% from $2,301,000 for the three months ended September 30, 1995 to $2,714,000 for the three months ended September 30, 1996 and increased by 17% from $6,914,000 to $8,087,000 for the nine months ended September 30, 1995 and 1996, respectively . This growth is attributable to increases in the number of installed units and the Company's increased emphasis on the sale and marketing of services.

International revenues accounted for 41% and 48% of total revenues for the three and nine month periods ended September 30, 1996, respectively, versus 31% and 25% of total revenues for the three and nine month periods ended September 30, 1995, respectively. The increase for the comparable three month periods is primarily attributable to increased revenues from the Company's distributors in Europe and its indirect channel in Canada. In addition to the above factors, the Company's subsidiary in the United Kingdom also contributed to the increase in international revenue for the comparable nine month periods ended September 30, 1996 and 1995. The Company believes that international sales will represent a significant portion of the Company's revenues. However, the percentage of total revenues derived from international sales may continue to fluctuate based on changes in domestic revenues versus international revenues, the timing of orders from international distributors and the addition of new international distributors.

Gross Profit
------------

Gross profit as a percentage of revenue for the three and nine month periods ended September 30, 1996 decreased to 43% and 46%, respectively, from 46% and 51% for the same periods in 1995. The decrease in gross profit as a percentage of revenue for the three month periods is primarily attributable to: (i) a higher proportion of sales through indirect channels, from which the Company realizes lower gross margins due to higher discounting, (ii) lower average selling prices on some of the Company's router products not being offset proportionately by lower product costs, and (iii) higher introductory costs for new ATM and LAN switching products. These decreases were offset by improvements in gross profit percentages on service revenue. The decrease in gross profit as a percentage of revenue for the year to date periods are primarily the same as mentioned above except that the impact of increased sales through the indirect channels was not as significant.

The Company believes that future gross profit levels as a percentage of revenue will be highly dependent on the continued transition from router products to new switching technologies. Delays in the introduction of new XL features and new ATM features, engineering change orders related to existing XL or switching products, the Company's inability to generate sufficient volume to enable product unit cost decreases, pricing pressures associated with new ATM switching products, or higher than expected introductory costs of new ATM switching modules could negatively impact gross profits as a percentage of revenue. Additionally, to the extent the Company is successful at increasing sales through indirect channels, gross profit as a percentage of revenue could be adversely affected because of lower gross margins on such sales.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses decreased to $5,127,000, or 47% of total revenues during the three months ended September 30, 1996 from $5,858,000, or 58% of total revenues during the three months ended September 30, 1995 and decreased to $15,053,000 or 45% of total revenues during the nine months ended September 30, 1996 from $15,803,000, or 45% of total revenues for the corresponding period in 1995. The decrease for the quarter is primarily attributable to a reduction in expenditures on marketing programs and a decrease in headcount costs related to the corporate restructuring undertaken in the fourth quarter of 1995, offset partially by the higher costs of the Company's new senior management team and increased consulting costs. In addition to the above, the decrease for the year was impacted by lower headcount costs related to the Company's sales team due to employee turnover, offset by a one-time charge related to the buy-out of the minority interest in a consolidated subsidiary.

The Company announced in October that its Chief Executive Officer/President had left the Company. The Company believes that future selling, general and administrative expenses may be impacted by costs related to the departure of this officer and any costs related to a possible recruitment and hiring of new senior management personnel.

Selling, general and administrative expenses as a percentage of revenues may fluctuate on a quarterly basis due to quarterly fluctuations in revenues, the timing of spending for marketing programs and the timing of hiring sales, marketing, senior management and administrative personnel.

Research and Development
------------------------

Research and development expenses decreased to $2,590,000, or 24% of total revenues during the three months ended September 30, 1996 from $3,091,000, or 31% of total revenues during the three months ended September 30, 1995 and decreased to $7,554,000 or 23% of total revenues during the nine months ended September 30, 1996 from $9,204,000, or 26% of total revenues for the corresponding period in 1995. The decrease in research and development expenses is primarily due to: (i) a decline in payroll costs related to the corporate restructuring undertaken in the fourth quarter of 1995 together with a further reduction in headcount costs as a result of employee turnover during 1996 and
(ii) a decline in the development costs associated with high speed networking products involving ATM and LAN switching technologies due to the Company's introduction of these products.

The Company believes that the markets for its products are characterized by rapid rates of technological innovation for both hardware and software products. The Company expects to continue to invest a significant amount of its resources in new products, product enhancements and software development. If the Company continues to experience an increase in the turnover of engineers and has difficulty recruiting qualified replacements, its ability to compete in such a fast moving technological market could be impeded and could have a negative impact on revenue.

Gain on Sale of Investment
--------------------------

The gain on sale of investment increased to $2,062,000 for the three months ended September 30, 1996 from $725,000 for the three months ended September 30, 1995 and decreased to $2,055,000 for the nine months ended September 30, 1996 from $2,792,000 for the corresponding period in 1995. The increase for the three month period ended September 30, 1996 is due primarily to the sale of an increased amount of shares of Fore common stock and the lower cost basis of those shares based on certain restrictions related to the timing of the disposition of those shares when they were acquired. The gain on sale of investment for the nine months ended September 30, 1995, in addition to including a gain on the sale of shares of Fore common stock, also included the Company's sale of its minority equity ownership interest in Applied Network Technology, Inc. to Fore at a gain of $2,100,000.

Income Taxes
------------

Pursuant to Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has not recorded a benefit related to the operating losses experienced for the three and nine month periods ended September 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has satisfied its cash requirements principally with the proceeds of equity financings and cash provided from operating activities. During the nine months ended September 30, 1996, the Company provided $58,000 in cash from operating activities compared to $273,000 used for the nine months ended September 30, 1995. The increase in cash provided from operating activities is primarily attributable to the timing of changes in working capital in 1996 compared to 1995. At September 30, 1996, the Company had $6,075,000 in cash and cash equivalents, $41,310,000 in available-for-sale securities, and available, committed, unsecured credit lines of $7,500,000, of which no amounts were outstanding. Of these credit lines, $5,000,000 is due to expire in November 1996 and the remaining $2,500,000 is due to expire in December 1996. The Company also has a line of credit available for international borrowings in the amount of $3,500,000. This line makes available short-term credit in the form of direct borrowings, guarantees and overdraft lines. Grant of credit and its continued availability is at the sole discretion of the bank. At September 30, 1996, the Company had used $320,000 of this credit line in the form of a duty deferment guarantee.

The Company believes that existing cash and available-for-sale securities will be sufficient to meet the Company's operating cash requirements for the foreseeable future.

FACTORS THAT MAY AFFECT OPERATING RESULTS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding future product revenue levels; statements regarding future international sales; statements regarding future gross profit levels; statements regarding the level of future selling, general and administrative and research and development expenses; and statements regarding the sufficiency of the Company's existing cash and available-for-sale securities to meet future cash requirements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

The Company's future operating results could be adversely affected by a number of factors, including, among other things, market conditions specific to the highly competitive networking industry market, the degree and rate of growth of the market in which the Company operates, the ability of the Company to develop, market and forecast demand of new and existing products, customer acceptance of new products introduced by the Company, dependence on suppliers, the Company's ability to successfully increase distribution and the Company's ability to attract and retain key personnel.

The networking products industry is highly competitive and subject to rapid technological change. Significant competitive factors in the networking products market include product features, performance, price, the timing of product introductions, the emergence of new standards, quality and customer support. The industry is dominated by much larger competitors that have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company lacks the critical mass and product line breadth and depth of these much larger competitors. Accordingly, the Company has had a difficult time getting opportunities to bid its products and services to potential customers and to give these potential customers the confidence that the Company has a sustainable business and has the ability to deliver its products and services. The Company also competes against other companies that focus on specific technologies within the networking products industry. The Company's incurrence of continued net losses during the past three years has created a negative impression for potential customers and has made it very difficult for the Company to retain customers and to attract new customers. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations.

The Company's continued net losses and the highly competitive networking industry have also resulted in a high rate of employee turnover at the Company, especially in the research and development and direct sales groups. The Company expects to continue to have such a high rate of employee turnover for the near future. In the highly competitive networking products industry, the Company has also found it difficult to recruit qualified replacements. The Company believes that its future success is contingent on its ability to attract and retain key employees. If the Company continues to incur a high rate of employee turnover and fails to recruit qualified replacements, its research and development efforts, as well as sales and marketing, could be materially and adversely affected, thereby resulting in a material adverse effect on the Company's results of operations and financial position.

As customers require increased performance with nonstop availability, total network connectivity and a migration path to high bandwidth switched networks, the Company believes that future profitability is highly dependent on successfully completing and marketing its new high speed ATM switching modules. The success of these new modules will depend on the Company's ability to bring them to market on a timely basis, successful product performance, market acceptance of the modules and the Company's ability to produce the modules in quantities sufficient to meet the expected demand.

The Company has decided not to proceed with further development of its recently completed Ethernet switching products due to pricing pressures from competitors and the Company's inability to manufacture these products at lower costs and realize acceptable gross profit levels. Although the Company plans to support all Ethernet switching products that have been sold, the decision to eliminate further development could have a negative impact on the Company's ability to sell its existing Ethernet switching products. The Company is currently reviewing strategic alternatives for its Ethernet switching products.

The Company is increasingly dependent on suppliers to deliver key components on time, in quantities sufficient to meet demand. The failure of any of these suppliers to deliver these components in sufficient quantities or on time could have a material adverse effect on the Company's results of operations.

The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. The Company's sales often reflect orders shipped in the same quarter that they are received. Combining this fact with the continuous introduction of new products, the lack of historical sales trends for those new products and long purchasing lead times for inventory components, there can be no assurance that the Company will have the proper mix of inventory to fulfill all of the orders. If inventory is purchased in anticipation of expected orders and the expected orders are not received or are delayed, then this could have a material adverse effect on the Company's financial position and results of operations.

The Company expects to continue a significant amount of investment in research and development, sales and marketing and technical support staff. If the Company is not able to increase revenue levels, which it has not been able to achieve in 1994, 1995 and thus far in 1996, results of operations could be materially adversely affected.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 2.    Changes in Securities

        None.

Item 3.    Defaults Upon Senior Securities

        Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

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


                                  CROSSCOMM CORPORATION






Date: November 11, 1996           By:
     ------------------               ------------------------------------------
                                      Douglas G. Bryant
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.         Document
-----------         --------

27                  Financial Data Schedule  (EDGAR)