Form 10-Q/A
period 1996-09-30
CROSSCOMM CORP
filed 1996-11-21
CIK 886033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-Q/A


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

International revenues accounted for 41% and 37% of total revenues for the three and nine month periods ended September 30, 1996, respectively, versus 31% and 25% of total revenues for the three and nine month periods ended September 30, 1995, respectively. The increase for the comparable three month periods is primarily attributable to increased revenues from the Company's distributors in Europe and its indirect channel in Canada. In addition to the above factors, the Company's subsidiary in the United Kingdom also contributed to the increase in international revenue for the comparable nine month periods ended September 30, 1996 and 1995. The Company believes that international sales will represent a significant portion of the Company's revenues. However, the percentage of total revenues derived from international sales may continue to fluctuate based on changes in domestic revenues versus international revenues, the timing of orders from international distributors and the addition of new international distributors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CROSSCOMM CORPORATION






Date: November 21, 1996           By:  /s/ Douglas G. Bryant
     ------------------               ------------------------------------------
                                      Douglas G. Bryant
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)