Form 10-K405/A
period 1995-12-31
CROSSCOMM CORP
filed 1996-12-05
CIK 886033

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-K/A


        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the Fiscal Year Ended December 31, 1995

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File Number 0-20110

                                CROSSCOMM CORPORATION
                (Exact name of registrant as specified in its charter)

                   DELAWARE                                52-1513201
      (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
       incorporation or organization)

            450 DONALD LYNCH BOULEVARD, MARLBOROUGH, MASSACHUSETTS  01752
                       (Address of principal executive offices)

                                    (508) 481-4060
                 (Registrant's telephone number, including area code)

                 ----------------------------------------------------

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                                   (Title of class)

                 ----------------------------------------------------

      Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
      subject to such filing requirements for the past 90 days. YES  X   NO
                                                                    ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
      Form 10-K or any amendment to this Form 10-K. YES  X   NO
                                                        ---    ---

                 ----------------------------------------------------

      The aggregate market value of voting stock held by non-affiliates of the registrant as of February 26, 1996 was approximately $80,820,000.

      The number of shares outstanding of the Common Stock, $.01 par value per share, on February 26, 1996 was 9,153,857.

                 ----------------------------------------------------

      PART IV - OTHER INFORMATION


      Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.

              (a)  Exhibits.

                   The exhibits filed as part of this Form 10-K/A are listed on the Exhibit Index immediately preceding such exhibits, which
                   Exhibit Index is incorporated herein by reference.

              (b)  Reports on Form 8-K.

                   None.

                                      SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CROSSCOMM CORPORATION



      Date:  December 5, 1996               By: /s/ Douglas G. Bryant
                                                --------------------------------
                                                Douglas G. Bryant
                                                 Chief Financial Officer

                                    EXHIBIT INDEX
                                    -------------


    Exhibit No.    Description
    -----------    -----------

    3.1(1)         Amended and Restated Certificate of Incorporation of the
                   Company

    3.3(2)         By-Laws, as amended, of the Company

    4.1(2) Specimen certificate representing shares of Common Stock, $.01 par value, of the Company

    10.1(2) Lease Agreement dated as of April 30, 1992 by and between the Company and New England Mutual Life Insurance Company

    10.2(3) First Amendment to Lease dated January 15, 1993 by and between the Company and Cigna Investments, Inc. (successor in interest to New England Mutual Life Insurance Company)

    10.3(2) Non-Competition Agreement date as of July 24, 1989 between the Company and Tadeusz Witkowicz

    10.4(2) Loan Agreement for a revolving line of credit dated April 8, 1992 by and between the Company and Silicon Valley Bank as Lender

    10.5(2) Indemnification Agreement dated January 19, 1990 by and between the Company and Tadeusz Witkowicz

    10.6(2) Indemnification Agreement dated November 6, 1991 by and between the Company and Nancy Casey

    10.7(2) Indemnification Agreement dated January 19, 1990 by and between the Company and Allan M. Kline

    10.8(2) Indemnification Agreement dated January 19, 1990 by and between the Company and Alexander M. Levine

    10.9(2)        Amended 1988 Incentive Stock Option Plan

    10.10(2)       Amended 1989 Incentive Stock Option Plan

    10.11(2)       1991 Incentive Stock Option Plan, as amended

    10.12(2)       1992 Stock Option Plan, as amended

    10.13(2)       1992 Directors' Option Plan

    10.14(2)       1992 Employee Stock Purchase Plan

    10.15(4) Manufacturing Agreement dated as of April 21, 1993 between the Company and Lockheed Commercial Electronics Company

    10.16**        1994 Stock Option Plan, as amended

    10.17(7) Revolving Credit Agreement for a revolving line of credit dated September 23, 1993 by and between the Company and The First National Bank of Boston, as Lender

    10.18(5)#      Share Acquisition and Asset Purchase Agreement dated
                   March 31, 1994 by and between the Company and CrossComm
                   (UK) Limited and Tricom Group Ltd., Tricom Borer Ltd. and
                   Tricom Communications PLC.

    10.19(6)#      Technology License and Manufacturing Agreement dated
                   July 14, 1994 by and between the Company and Multimedia
                   Communications, Inc.

    10.20(6)#      Product Development, Technology License and Manufacturing
                   Agreement dated July 19, 1994 by and between the Company and Applied Network Technology, Inc.

    10.21(7) Offer of Employment Agreement dated June 17, 1994 by and between the Company and Alain G. Daste

    10.22**        Amendment to Revolving Credit Agreement dated
                   November 29, 1995 by and between the Company and The First National Bank of Boston

    10.23** Loan Modification Agreement dated November 6, 1995 by and between the Company and Silicon Valley Bank

    10.24(7) Offer of Employment Agreement dated January 18, 1995 by and between the Company and Allan M. Kline

    10.25(8) Employee Retention Agreement dated March 9, 1995 by and between the Company and Alain G. Daste

    10.26(9) Employee Severance Agreement dated September 13, 1995 by and between the Company and Allan M. Kline

    10.27*@ Amendment dated October 1, 1995 to Product Development, Technology License and Manufacturing Agreement dated July 19, 1994 by and between the Company and Applied Network Technology, Inc.

    10.28** Severance Agreement dated November 13, 1995 by and between the Company and Alain G. Daste

    10.29**        Form of 1995 Employee Stock Purchase Plan

    11**           Statement Regarding Computation of Per Share Earnings
                   (Loss)

    21**           Subsidiaries of the Company

    23**           Consent of Ernst & Young LLP

    ______________________________

    *       Filed herewith

    **      Previously filed

    @       Confidential treatment requested as to certain portions thereof

    #       Confidential treatment granted as to certain portions thereof

    (1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-82476), as filed with the Securities and Exchange Commission on August 5, 1994

    (2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-47321), as filed with the Securities and Exchange Commission on April 20, 1992 and amended on May 27, 1992, June 3, 1992 and June 12, 1992

    (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-59700), as filed with the Securities and Exchange Commission on March 18, 1993

    (4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1993, as filed with the Securities and Exchange Commission on August 16, 1993

    (5) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1994, as filed with the Securities and Exchange Commission on May 16, 1994

    (6) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994, as filed with the Securities and Exchange Commission on November 14, 1994

    (7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 30, 1995

    (8) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1995, as filed with the Securities and Exchange Commission on August 20, 1995

    (9) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1995, as filed with the Securities and Exchange Commission on November 13, 1995