Form 10-K
period 1996-12-31
CROSSCOMM CORP
filed 1997-03-31
CIK 886033

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------
                                    FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20110

                              CROSSCOMM CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                         52-1513201
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

        450 DONALD LYNCH BOULEVARD, MARLBOROUGH, MASSACHUSETTS 01752-4728
                    (Address of principal executive offices)

                                 (508) 481-4060
              (Registrant's telephone number, including area code)

         ---------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

         ---------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ------

         ---------------------------------------------------------------

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 21, 1997 was approximately $65,392,000 (based upon the average of the highest bid and lowest asked prices on such date as reported on the Nasdaq National Market).

The number of outstanding shares of the Common Stock, $.01 par value per share, on February 21, 1997 was 9,272,741.

                                TABLE OF CONTENTS

Item                                                                     Page

                                  PART I

1.    Business                                                             3
2.    Properties                                                           7
3.    Legal Proceedings                                                    7
4.    Submission of Matters to a Vote of Security Holders                  7

                                  PART II

5.    Market For The Registrant's Common Stock And
      Related Stockholder Matters                                          8
6.    Selected Financial Data                                              8
7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            9
8.    Financial Statements and Supplementary Data                         15
9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                            30

                                 PART III

10.   Directors and Executive Officers of the Registrant                  31
11.   Executive Compensation                                              32
12.   Security Ownership of Certain Beneficial Owners and Management      36
13.   Certain Relationships and Related Transactions                      38

                                  PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K    39

                                     PART I


ITEM 1. BUSINESS


GENERAL

CrossComm Corporation ("CrossComm" or the "Company") develops, manufactures, markets and supports advanced networking products. These products concurrently support bridging, multi-protocol routing and high speed local area network ("LAN") switching functions and asynchronous transfer mode ("ATM") switching. The Company has marketed these products to customers transitioning mission-critical business applications from legacy hierarchical computing environments, typically dominated by IBM mainframe systems with Systems Network Architecture ("SNA"), to client/server environments, where computing power is distributed throughout the organization and interconnected by an enterprise-wide network. CrossComm's product line, which consists of a family of multi-protocol routers and high speed LAN and ATM switches, supports a variety of LAN and wide area network ("WAN") connections and LAN communications protocols and can be readily integrated with a customer's existing computer equipment. These products are designed to provide non-stop scalable networks that are easy to use, install and maintain and provide customers a migration path to high bandwidth ATM networks. Because customers in the commercial computing environment have made substantial investments in legacy networks, the Company believes that such customers seek networking solutions that integrate easily into their existing network environments and provide a seamless migration to high bandwidth switched networks which can handle increasing voice, video and data traffic, while at the same time delivering traditional benefits associated with networking, such as greater computing power, better access to information and reduced costs. The Company's product line enables it to offer its customers such a solution.

CrossComm markets its products in the United States and Canada through a direct sales organization, complemented by value added resellers ("VARs") and system integrators. The Company also sells its products internationally through a network of international distributors and through a direct sales organization in the United Kingdom. See "Marketing and Sales" below.

The Company was incorporated under the laws of the State of Delaware in April 1987. The Company's executive offices are located at 450 Donald Lynch Boulevard, Marlborough, Massachusetts 01752. The Company's telephone number is (508) 481-4060.

On March 20, 1997, the Company entered into an Agreement and Plan of Reorganization with Olicom A/S ("Olicom") whereby each outstanding share of the Company will be exchanged for $5.00 in cash, .2667 shares of Olicom stock and a three year warrant to acquire .1075 shares of Olicom common stock at an exercise price of $19.74 for each full share of Olicom common stock. The business combination is subject to certain conditions and approvals, including the approval of both companies' shareholders.

CROSSCOMM PRODUCTS

The Company operates in one business segment known as enterprise networking. The Company's products include a family of networking products that concurrently support standard bridging, multi-protocol routing and high speed LAN and ATM switching functions.

The Company's products include the XL80 backbone platform, the XL20 regional product, and the XL10, XL5 and IBN branch office products. Each of these products consists of a chassis which can be configured with one or more networking modules (which perform bridging, multiprotocol routing or high speed LAN and ATM switching) and is available with various software options and protocol support. Collectively, these products form the ClearPath system.

ClearPath is a unified system of products designed to take hub and router based networks to LAN and ATM switched environments. It is a highly modular, standards-based system for building next generation enterprise networks. The modular product suite includes ATM switching, LAN switching, routing and remote office networking components. All of the hardware modules are managed by the same software, CrossComm's Integrated Management System (IMS), which is compatible with industry standard network management platforms such as HP OpenView and can manage a complete line of network devices, locally and remotely. ClearPath provides the ability to add new functionality to networks or replace older technologies without sacrificing control and manageability.

Modularity and scalability are the two structural elements of the ClearPath system that allow for the transition from today's networks to LAN and ATM switched architectures. This is accomplished through a family of hardware platforms that accommodate the various CrossComm functional modules. These range from small stand-alone units for remote routing or switching, to larger multi-module platforms (with high speed backplane communications and redundant power supplies) for multiple functions. The XL product line has been designed to integrate routing, LAN switching and ATM technologies in a single platform. Combinations of these technologies can be deployed in an individual network and changed as networking needs evolve.

Two advanced multi-slot communication platforms, the XL80 and XL20, provide the foundation for ClearPath's scalability and have the greatest range of options for network interoperability and reliability. The XL80 is an intelligent chassis that houses up to sixteen networking modules, and the XL20 can be populated with up to four modules. The advantage to this scalable methodology is that it allows for expansion of the number of ports or introduction of a new functionality as network requirements grow or change. A third member of the ClearPath modular family is the XL10. It is designed for workgroups or branch offices where the need for technology integration is less critical. It can accommodate many of the same modules as the XL80 and XL20.

Both the XL80 and XL20 contain an ATM CrossPoint Matrix (CPM) backplane. The CPM is a full duplex, high speed interconnect scheme that builds an internal ATM backbone network within the chassis. It supports simultaneous operation of native ATM switching traffic, LAN to LAN routing, and switched virtual LAN traffic. Having ATM on the backplane is an integral part of the ClearPath design, as it allows for an eventual seamless transition to full ATM networks.

During 1996, the Company introduced several new products which are a part of the growing family of ClearPath products. These include an ATM switch module, the XLX, which supports between 8 and 16 ATM ports at OC3 speeds (155Mbps) and DS3 speeds (45 Mbps). Also introduced were the Ethernet Segment Switch and the Ethernet Workgroup Switch which support a variety of 10Mbps and 100Mbps port configurations.

A major software addition to the Company's product line during 1996 was the CrossLAN Exchange which allows legacy Token Ring and Ethernet users to communicate with directly attached ATM based servers. A full suite of LAN Emulation software on the client and server side was introduced to achieve this.

MARKETING AND SALES

CrossComm utilizes a multi-channel distribution and sales network to market its products. In the United States and Canada, the Company relies on a direct sales organization complemented by VARs. From time to time, certain computer systems companies purchase the Company's products for resale as part of an integrated system offering to their end-users. The Company sells its products internationally through distributors and through a direct sales organization in the United Kingdom. The Company expects to expand its network of international distributors.

Marketing Programs

The Company has established marketing programs designed to identify prospective customers and educate them about the Company's products. These programs include telemarketing, distribution of sales and product literature, trade shows, seminars, and direct mail programs. The Company believes that its marketing programs enhance its effectiveness in selling to organizations in the commercial computing environment.

Domestic Sales

The Company serves the United States and Canadian markets primarily through a direct sales organization complemented by a VAR channel. The Company believes that such a complementary approach, assisted by a strong technical support staff, is particularly well suited to addressing its customers' needs as well as differentiating its products and solutions from those of its competitors. As of February 21, 1997, the Company's domestic sales organization consisted of 34 individuals operating out of 15 sales locations in North America. As of February 21, 1997 the Company had also contracted with 50 VARs in cities across North America to assist in the distribution of its products.

International Sales

The Company's international sales are conducted primarily through international distributors located in Europe. As of February 21, 1997, the Company had 30 such distributors. During 1996, 1995 and 1994, the Company's international sales were approximately 37%, 25% and 18%, respectively, of total revenue. Sales to international distributors are subject to government controls and other risks associated with international sales, including difficulties in obtaining export licenses, fluctuations in currency exchange rates, political instability, trade restrictions, changes in duty rates and seasonality of purchases. To date, the Company has not experienced any material difficulties related to such factors.

CUSTOMERS AND BACKLOG

As of December 31, 1996, the Company had shipped approximately 21,000 units of its ILAN and XL products to more than 1,700 end-users. No single customer accounted for more than 10% of total revenue during 1996, 1995 or 1994. Because substantially all of the Company's products are shipped within 30 to 60 days of receipt of the order, the Company does not believe that its backlog as of any particular date is indicative of future sales levels.

CUSTOMER SUPPORT AND SERVICE

The Company services, repairs and provides technical support for its products. The majority of the Company's service and support activities are related to software and network configuration and are provided by telephone support and remote telephone access from the Company's headquarters. Remote access is accomplished through a telephone connection made directly from the Company's office to the customer's network and enables the Company, in most instances, to quickly diagnose network problems. With this remote diagnostic capability, the Company's technicians can generally respond to problems without traveling to the customer's location.

The Company typically offers customers a three month warranty on its products. The Company also offers a number of maintenance and support contracts that include on-site service and 24-hour telephone dial-in support. The Company continues to invest in developing new network diagnostic tools, such as its IMS, and in personnel and training in order to support its customers. The Company supplements its customer service capabilities with third-party contractors, such as General DataComm and IBM, that provide on-site service in over 300 cities throughout North America.

RESEARCH AND DEVELOPMENT

The Company believes that its future success depends largely on its ability to continue to enhance its existing products and to develop new products. The Company maintains two product development organizations totaling 132 employees as of February 21, 1997. One facility is located in the United States and the other is located in Poland at the Company's wholly-owned subsidiary, CrossComm-Poland Ltd. As of February 21, 1997, the Polish subsidiary employed approximately 105 individuals, 90 of whom were engineers. These engineers are engaged in the development of software for use in the Company's products. The software developed in Poland is integrated with the Company's U.S.-developed hardware and software and is maintained by the Company's U.S. employees. The Company's policy is to employ English speaking software engineers in Poland to permit easier communications with the Company's U.S.-based development organization.

The Company believes that it achieves a significant cost advantage by developing software in Poland. Of the Company's research and development expense for 1996, approximately 35% was spent in Poland. While the Company believes that its Polish subsidiary gives it a competitive cost advantage, it also presents certain risks, including exposure to the political and economic environment in Poland, the possibility of Polish-U.S. travel and technology transfer restrictions and the difficulties arising from the large distances separating its two research and development organizations. During 1996, 1995 and 1994, the Company incurred expenses of $9,830,000, $13,359,000, and $12,285,000 respectively, on research and development activities.

MANUFACTURING

The Company's manufacturing operations primarily consist of final assembly, test and quality control of subassemblies and systems. The Company presently uses off-the-shelf subassemblies and third parties to manufacture circuit boards and modules designed by the Company. The Company's management believes that this approach permits the Company to more easily scale its production to match demand, resulting in improved cost controls.

Although the Company generally uses standard parts and components for its products, certain components are currently available only from single sources, including microprocessors (Intel), various communications controller chips or application-specific integrated circuits (Texas Instruments, LSI Logic, PMC Sierra, and Advanced Micro Devices), and power supplies (Switching Power Supply, Inc. and Total Power International, Inc.). Other components and subassemblies are available only from limited sources. The Company has also contracted with Lockheed Commercial Electronics to be the primary manufacturer of the networking modules for the Company's XL networking platform. Although the Company believes that these components, subassemblies and modules are sufficiently available from alternate sources in a reasonable amount of time, the reduction or interruption of supply, a significant price increase or engineering changes required by the use of alternate components, subassemblies or modules could materially adversely affect the Company's operating results. The Company expects that it will continue to be dependent on single or limited source supplier relationships in the future.

COMPETITION

The market for networking systems and data communication products is highly competitive and subject to rapid technological change. The Company's principal competitors are Cisco Systems, Inc., Bay Networks, Inc., Fore Systems, Inc., Xylan Corporation, IBM and 3Com who are either offering competitive LAN and ATM switching products or have announced their intentions to do so in the future. The Company also competes with major system vendors, LAN hub vendors and telecommunications companies, who are offering or could in the future offer functionally competitive solutions. Many of the Company's current and potential competitors have greater financial, research and development and marketing resources than those of the Company and are better established than the Company.

The Company believes that the principal competitive factor in the market for enterprise-wide network systems and solutions for customers with mission-critical business applications is the ability to consolidate SNA, LAN and WAN traffic without sacrificing network reliability and response time. In addition, network availability, reliability, network performance, ease-of-use, flexibility, scalability and service are key decision criteria. While the Company believes it currently competes favorably with respect to these factors, there can be no assurance that it will be able to compete successfully in the future.

PATENTS, PROPRIETARY RIGHTS AND LICENSES

The Company does not currently hold any patents and relies upon copyright, trademark and trade secrets to establish and maintain its proprietary rights to its products. Because the networking industry is characterized by rapid technological change, the Company believes its success is more dependent upon the experience of its employees and the frequency of product introduction than on any legal protection afforded by patents.

In July 1994, the Company entered into a technology licensing and product development agreement with MultiMedia Communications, Inc. ("MMC"). Terms of this agreement provide for the licensing of existing MMC asynchronous transfer mode ("ATM") technology to CrossComm. This licensed ATM technology has been used in the design and development of an ATM switch subsystem by MMC for CrossComm. The ATM switch subsystem has been incorporated into an ATM switch module that was introduced by CrossComm in early 1996. The ATM switch module has been designed to enable ATM switching functionality in accordance with adopted ATM Forum standards, and has been incorporated into the Company's existing XL family of products, thereby providing customers a path to evolving ATM switching technology.

In July 1994, the Company also entered into a technology licensing and manufacturing agreement with Applied Network Technology, Inc. ("ANT"). Terms of this agreement provide for the licensing of existing ANT Ethernet switching technology to CrossComm. This licensed technology has been used in the design and development of certain Ethernet switch modules by ANT for CrossComm. These modules have been incorporated into the Company's existing XL family of products, thereby also providing customers a path to ethernet switching technology.

EMPLOYEES

As of February 21, 1997, the Company employed 309 persons, including 105 employees of the Polish subsidiary. Of such employees, 132 employees were primarily engaged in research and development, 81 in manufacturing and customer support, 70 in sales and marketing and 26 in general management and finance. Given employee turnover rates and the time necessary to fill vacated positions, the Company does not believe that its head count figures as of any one particular date are necessarily indicative of average personnel levels. The Company has no collective bargaining agreement with its employees. The Company has never experienced a work stoppage and believes that its employee relations are good.

The Company maintains stock option plans under which key employees have been granted options to purchase shares of the Company's common stock. The option price per share under the plans is equal to the fair market value of the Company's common stock on the date of option grant. In November 1996, options to purchase 1,063,625 shares of the Company's common stock having option exercise prices ranging from $5.88 to $12.94 per share, were repriced to $5.00 per share by the Company's Board of Directors. Similarly, in April 1994, options to purchase 729,068 shares of the Company's common stock, having option exercise prices ranging from $12.75 to $31.25 per share, were repriced to $12.50 per share by the Company's Board of Directors. These repricings were implemented in order to retain key employees in light of recruiting practices in the highly competitive networking industry. All other terms of these options, including the vesting period and the number of shares associated with each option, remained the same. No directors were subject to this option repricing.

Competition for technical personnel in the Company's industry is intense. During the course of 1996, the Company experienced increased competition in the hiring and retention of its employees. The Company believes that its future success will depend on its ability to attract and retain qualified personnel.

ITEM 2. PROPERTIES

The Company's principal administrative, manufacturing, research and development, sales and marketing and support organizations are located in a central facility in Marlborough, Massachusetts. This facility consists of approximately 60,000 square feet and is under a lease that will expire in December 1997. The Company's subsidiary, CrossComm-Poland Ltd., rents approximately 20,000 square feet between two locations in Gdansk, Poland; one location under a renewable short-term agreement and the other under a lease that will expire in December 1997. The Company also leases and occupies sales and technical support offices in 14 additional locations throughout North America and 3 locations in Europe. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, as well as the matters noted below, would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Mr. William R. Johnson, the former President and Chief Executive Officer of the Company, has brought an action against the Company for allegedly unpaid severance amounts. Mr. Johnson was the CEO and President of the Company from approximately March 1996 until the beginning of October 1996. In conjunction with his assumption of these positions, Mr. Johnson executed an employment agreement on or about March 4, 1996. Mr. Johnson's employment was terminated in October, 1996. The Company believes that, among other things, Mr. Johnson breached certain provisions of his employment agreement and, accordingly, has declined to pay severance and other amounts claimed by Mr. Johnson. This matter is currently in the discovery stage.

On or about September 13, 1996, Datapoint Corporation ("Datapoint") commenced litigation in the United States District Court for the Eastern District of New York against CrossComm, Cisco Systems, Inc. Plaintree Systems Corporation, Accton Technology Corporation, Cabletron Systems, Inc., Bay Networks, Inc. and Asante Technologies, Inc. individually, and as representatives of a putative class of all manufacturers, vendors and users of Fast Ethernet dual protocol local-area network products. In its complaint, Datapoint alleges that the defendants have been, and still are, directly infringing U.S. Patent No. 5,077,732 by making, using, selling and/or offering for sale products embodying inventions claimed in that patent.

Similarly, Datapoint alleges that the defendants are also infringing U.S. Patent No. 5,008,879 by using or selling products encompassed within that patent's claims. Because it asserts that the manufacturers, vendors and users of the implicated technology are so numerous as to make joinder of each and every one impracticable, Datapoint seeks certification of a defendant class of such entities for purposes of this litigation.

On or about December 30, 1996, the Company filed its Answer and Counterclaims to Datapoint's complaint by denying the essential allegations; asserting defenses that the cited patents are invalid and void; and seeking declaratory judgment of patent non-infringement and invalidity under applicable sections of the United States Code. Datapoint has not yet taken any action to seek a court order certifying the class, and no party has initiated any discovery activities. As a result, the outcome remains uncertain.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of the period covered by this Form 10-K.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol "XCOM". As of February 21, 1997, shareholders of the Company's common stock totaled approximately 5,600 based on the number of record holders as well as an estimate of the number of shareholders with shares registered in street name. To date, the Company has not paid any dividends and it currently does not expect to pay any dividends in the future. During the fourth quarter of 1996, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended. The following table displays, for the periods indicated, the high ask and low bid prices per share of the Company's common stock as reported on the Nasdaq National Market. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                   1996                      1995
                           ----------------------------------------------
                             High        Low            High         Low
                           -------------------        -------------------
First quarter              $11.88       $8.75         $14.50       $9.75
Second quarter             $12.75       $9.88         $12.88       $9.00
Third quarter              $10.88       $7.00         $14.50       $9.00
Fourth quarter             $ 7.38       $4.75         $14.25       $9.50


ITEM 6. SELECTED FINANCIAL DATA

                 Five-Year Comparison of Selected Financial Data
                    (In Thousands, Except Per Share Amounts)

                                                              Year Ended December 31,
                                           -----------------------------------------------------------
                                             1996          1995          1994         1993       1992

STATEMENT OF OPERATIONS DATA:

Revenues                                   $44,874       $ 44,258      $ 50,319     $49,790    $29,325
Income (loss) from operations               (9,233)       (18,798)      (14,189)      7,481      3,465
Net income (loss)                           (5,280)       (13,803)      (12,207)      6,095      1,902
Earnings (loss) per share                  $  (.58)      $  (1.52)     $  (1.37)    $   .70    $   .30

BALANCE SHEET DATA:

Working capital                            $46,695       $ 47,624      $ 55,978     $71,749    $29,340
Total assets                                66,859         71,346        79,298      89,746     37,625
Stockholders' equity                       $54,362       $ 57,363      $ 67,058     $79,798    $33,220

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The table below shows certain operating data as a percentage of total revenues and the percentage changes in such operating data for the periods presented. The
Company believes that period to period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indicator of future performance.

                                                                                            Percentage
                                                                                        Increase (Decrease)
                                                   Year Ended December 31,                Year to Year
                                                   -----------------------             --------------------
                                                                                         1995         1994
                                                   1996      1995     1994             to 1996      to 1995

Revenues:
    Product                                        76.0%     78.4%     88.0%            (1.8)%       (21.6)%
    Service                                        24.0      21.6      12.0             12.9          57.8
                                                  -------------------------
Total revenues                                    100.0     100.0     100.0              1.4         (12.0)
Cost of revenues:
    Cost of goods sold                             40.8      40.6      46.0              2.0         (22.4)
    Cost of services                               12.9      16.9       7.9            (22.7)         88.3
                                                  -------------------------
Total cost of revenues                             53.7      57.5      53.9             (5.3)         (6.2)
                                                  -------------------------
Gross profit                                       46.3      42.5      46.1             10.4         (18.9)
Operating expenses:
    Selling, general and administrative            43.2      52.4      46.0            (16.3)          0.1
    Research and development                       21.9      30.2      24.4            (26.4)          8.7
    Non-recurring charges                           1.7       2.4       3.9              *             *
                                                  -------------------------
Total operating expenses                           66.8      85.0      74.3            (20.2)          0.6
                                                  -------------------------
Income (loss) from operations                     (20.5)    (42.5)    (28.2)            50.9         (32.5)
Interest income, net                                4.6       5.3       3.9              *             *
Gain on sale of investments, net                    4.6       6.3        --              *             *
Other income (expense)                             (0.5)     (0.3)      0.1              *             *
                                                  -------------------------
Income (loss) before provision for
    income taxes                                  (11.8)    (31.2)    (24.2)            61.7         (13.5)
Provision for income taxes                           --        --       0.1              *             *
                                                  -------------------------
Net income (loss)                                 (11.8)%   (31.2)%   (24.3)%           61.7%        (13.1)%
                                                  =========================

* Not meaningful

----------------

Revenues

The Company's product revenues decreased from $44,265,000 in 1994 to $34,704,000 in 1995 to $34,083,000 in 1996. The decreases in 1995 and 1996 are primarily attributable to the market transition from routing to switching technologies. Declines in sales of the Company's router products and the later than anticipated release of the Company's new switching products resulted in the 1995 and 1996 declines in product revenues. Both router volume and average selling prices of router products have declined in 1996.

The Company believes that levels of future product revenues will be highly dependent on its ability to successfully complete and market ATM products, its ability to expand and capitalize on new indirect and international sales channels, its ability to bring other new products to market on a timely basis, and upon stability within the Company's direct sales force.

Service revenues (i.e. maintenance and support contracts, billable product repairs, customer training and product installations) increased from $6,054,000 in 1994 to $9,554,000 in 1995 to $10,791,000 in 1996. This growth of 58% in 1995 and 13% in 1996 is primarily attributable to increases in the number of installed units, expansion of the Company's customer base, and the Company's increased emphasis on the sale and marketing of services.

International revenues of approximately $9,209,000, $11,029,000 and $16,481,000 accounted for 18.3%, 24.9% and 36.7% of total revenues for the years ended December 31, 1994, 1995 and 1996, respectively. The 1995 increase was primarily attributable to revenue growth at the Company's subsidiary in the United Kingdom ("UK"), reflecting the successes of the reorganization begun in 1994 and completed in 1995. The 1996 increase was due primarily to (i) increased revenue related to the Company's European distributors, as these distributors are now managed by the UK subsidiary, (ii) increased revenues from the UK subsidiary's direct sales channel, and (iii) increased revenues from the Company's indirect sales channel in Canada. The Company believes that international sales will continue to represent a significant portion of the Company's revenues. However, the percentage of total revenues derived from international sales may continue to fluctuate based on changes in the levels of domestic revenues versus international revenues, the timing of orders from international distributors, end users and the Canadian indirect channel partner, and the addition of new international distributors.

Gross Profit

Gross profit as a percentage of total revenues decreased from 46.1% in 1994 to 42.5% in 1995 and then increased to 46.3% in 1996. The decrease in gross profit from 1994 to 1995 was primarily attributable to costs associated with the product line transitions which were taking place in 1995.

The Company recorded approximately $3,200,000 of charges in the fourth quarter of 1994 to address inventory valuation issues caused by the finalization of the Company's router product line and changes in the Company's future product direction toward high speed networking technologies. Approximately $2,000,000 of these charges were attributable to (i) end of life excess supply issues associated with certain of the Company's XL router modules which were supplanted in 1995 with a new high-performance networking module and (ii) additional end of life valuation provisions associated with the Company's predecessor ILAN Universal Router product, which was no longer actively marketed and had been replaced by the Company's XL branch office products in the fourth quarter of 1994. In addition, the Company recorded approximately $750,000 of charges primarily related to customer hardware upgrades to enable a migration to high speed switched networks. Finally, the Company incurred approximately $450,000 of costs related to the provision of additional memory capacity on it's XL product line, in order to support new product features which were then being introduced.

In the fourth quarter of 1995, the Company recorded approximately $2,976,000 of charges to address asset valuation issues necessitated by the Company's entrance into the ATM and LAN switching market and the related decision to de-emphasize certain other older technologies and products. Approximately $2,538,000 of these charges are attributable to end of life excess supply issues associated with certain of the Company's router products, which have been de-emphasized given the transition to ATM and LAN switching technologies. Additionally, the Company incurred approximately $438,000 of costs primarily related to the write-off of certain capitalized license technologies associated with these router products.

Other factors contributing to the decline in gross profit as a percentage of revenues in 1995 include lower than expected levels of product revenues not covering increased fixed manufacturing costs, significant increases in service revenues as a percentage of total revenues as the Company realized lower margins on service revenues, and costs associated with the introduction of new products.

The 1996 increase in gross profit as a percentage of total revenues was primarily due to (i) the lack of significant inventory valuation charges that the Company recognized in both 1995 and 1994, (ii) a reduction in manufacturing costs, and (iii) increased gross profit margins on service revenues as the Company was able to support the additional service revenue with the customer support infrastructure it already had in place with minimal increases in variable costs. These increases in gross profit as a percentage of total revenues were offset partially by decreases in router product margins primarily attributable to the decline in router product selling prices.

The Company believes that future gross profit levels as a percentage of total revenues will be highly dependent on the continued transition from router products to new switching technologies. Delays in the introduction of new XL features and new ATM features, engineering change orders related to existing products, the Company's inability to generate sufficient volume to enable product unit cost decreases, pricing pressures associated with switching products, or higher than expected introductory costs of new ATM switching modules could negatively impact gross profit levels. Additionally, to the extent the Company is successful at increasing sales through indirect channels, gross profit as a percentage of revenue could be adversely affected because of lower gross margins on such sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from $23,155,000, or 46.0% of total revenues in 1994 to $23,189,000, or 52.4% of revenues in 1995 and then decreased to $19,402,000, or 43.2% of revenues in 1996.

Selling, general and administrative expenses in 1995 were essentially level with 1994, reflecting (i) a decline in payroll and related costs as a result of a smaller direct sales force resulting from the timing of terminations and new hires, (ii) a decline in commissions as a result of the decline in revenues and
(iii) lower costs associated with international operations as a result of the late 1994 international reorganization. These declines were offset by significantly increased marketing costs associated with market awareness programs and incremental personnel costs, and approximately $1,553,000 of fourth quarter charges, consisting primarily of (i) the write-down of certain demonstration equipment used by the Company's sales organization, as it relates to the router products discussed above, (ii) the settlement of a long-term contract receivable and (iii) costs related to the Company's search for a new Chief Executive Officer.

The decrease in selling, general and administrative expenses in 1996 was attributable to (i) no charges similar to the $1,553,000 fourth quarter charges recognized in 1995, (ii) a decrease in marketing costs associated with market awareness programs, (iii) a decline in the amount of demonstration equipment used by the sales organization and (iv) a decline in payroll and related costs due to the 1995 fourth quarter restructuring and due to turnover in the Company's sales force. These decreases were offset partially by higher commission costs paid to the Company's sales force because 1996 incentive compensation plans were based on quotas lower than those used for 1995, higher costs of the Company's new senior management team (see Note 10 of Notes to Consolidated Financial Statements for a further discussion of non-recurring costs related to the termination of senior management personnel in the fourth quarter of 1996) and costs incurred related to the purchase of the minority interest in a consolidated subsidiary.

Selling, general and administrative expenses as a percentage of revenues may fluctuate on a quarterly basis due to quarterly fluctuations in revenues, the timing of spending for marketing programs and the timing of hiring sales, marketing and administrative personnel.

Research and Development Expenses

Research and development expenses increased from $12,285,000, or 24.4% of total revenues in 1994 to $13,359,000, or 30.2% of revenues in 1995 and then decreased to $9,830,000, or 21.9% of revenues in 1996.

In the fourth quarter of 1994, the Company incurred approximately $2,000,000 of incremental research and development charges consisting of (i) approximately $1,000,000 of third-party research and development costs related primarily to ATM and LAN switching technologies, (ii) approximately $600,000 related to the write-off of previously capitalized licensed technology, which was not utilized given the emergence of high speed ATM and LAN switching technologies in the Company's new product plans and (iii) approximately $400,000 primarily related to a change in estimate of the useful lives of certain equipment used by the Company's research and development organization.

The increase in research and development expenses from 1994 to 1995 was primarily due to the continued development of next generation high speed networking modules involving ATM and LAN switching technologies required for the XL product line, as well as the continued development of enhancements to the Company's existing products. In the fourth quarter of 1995, the Company incurred approximately $1,092,000 of incremental research and development charges consisting primarily of (i) the write-off of certain capitalized license technologies associated with de-emphasized router products and (ii) a change in estimate of the useful lives of certain equipment used by the Company's research and development organization, as necessitated by a corporate restructuring undertaken in the fourth quarter of 1995. No significant third-party research and development costs were incurred in 1995. Increased personnel and experimental component costs required to perform in-house development throughout 1995 more than offset the decline in third-party costs from 1994.

The decrease in research and development expenses from 1995 to 1996 was primarily due to (i) the lack of charges similar to the $1,092,000 fourth quarter charges recognized in 1995, (ii) a decline in payroll costs related to the corporate restructuring undertaken in the fourth quarter of 1995 together with a further reduction in headcount costs as a result of employee turnover during 1996, and (iii) a decline in development costs associated with high speed networking products involving ATM and LAN switching technologies due to the Company's introduction of these products in 1996.

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

Non-Recurring Charges

In the fourth quarter of 1994, the Company incurred approximately $1,963,000 of restructuring charges related to the reorganization of its international operations. Approximately $1,641,000 of these charges consisted primarily of the write-off of unamortized intangible assets related to the Company's operations in the United Kingdom. The remaining restructuring charges of approximately $322,000 consisted of severance, lease termination, and legal costs associated with the reorganization of the Company's sales and service functions outside of the United Kingdom. See Note 10 of Notes to Consolidated Financial Statements for further discussion of the 1994 restructuring charges.

In the fourth quarter of 1995, the Company recorded approximately $1,074,000 of charges related to a corporate restructuring of all functions, designed to enable the Company to better address the ATM and LAN switching market opportunity and to more appropriately align the Company's expense levels with its revenues. Severance, benefits, and related costs associated with terminated employees accounted for approximately $789,000 of the total charge. The remaining $285,000 consisted of lease termination costs and professional fees associated with the restructuring.

In the fourth quarter of 1996, the Company recorded approximately $874,000 of non-recurring severance, benefits and related costs associated with the termination of certain senior management personnel. These charges also included the termination of certain research and development employees due to the Company's decision not to fund previously planned development projects that it considered outside the realm of the Company's current strategy.

Interest Income, Net

Interest income, net, generated from the investment of the proceeds from the Company's initial public offering in June 1992 and the Company's secondary offering in April 1993 was $1,987,000 in 1994, $2,349,000 in 1995 and $2,044,000
in 1996. The Company's use of cash to finance operations and capital expenditures, and changes in the external interest rate environment for short-term fixed income securities were the primary reasons for the fluctuations over the periods.

Gain on Sale of Investments

In May 1995, the Company sold its minority equity interest in Applied Network Technology, Inc. (ANT) to Fore Systems Inc. (Fore), in connection with Fore's acquisition of ANT. In exchange for its ownership interest in ANT, the Company received shares of Fore common stock, and recorded a gain on this transaction of $2,100,000 during the second quarter of 1995. In July 1995, a portion of the Fore shares were sold by the Company, whereby the Company realized an additional gain of approximately $725,000. See Note 11 of Notes to Consolidated Financial Statements for a further discussion of these transactions.

In September 1996, the Company realized an additional gain of $2,062,000 by selling a second installment of the Fore Shares.

Income Taxes

Pursuant to Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has not recorded a benefit related to the operating losses experienced in 1994, 1995 and 1996. As a result, in the event of future taxable income, the Company's effective income tax rate in future periods could be lower, as such income could be offset by the loss carryforwards. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has satisfied its cash requirements principally with the proceeds of equity financings. During 1996, the Company used $5,914,000 in cash from operating activities compared to the use of $6,692,000 in the prior year. The decline in cash used from operating activities is primarily attributable to the decreased operating loss for 1996 as compared to 1995, and the timing of changes in working capital in 1996 compared to 1995. At December 31, 1996, the Company had $6,461,000 in cash and cash equivalents and $37,279,000 in available-for-sale securities. The Company also has a credit line available for international borrowings in the amount of $320,000. This line makes available short term credit in the form of guarantees. Grant of credit and its continued availability is at the sole discretion of the bank. At December 31, 1996, this line was fully utilized.

The Company believes that existing cash and available-for-sale securities will be sufficient to meet the Company's operating cash requirements for the foreseeable future.

MERGER WITH OLICOM A/S

On March 20, 1997, the Company entered into an Agreement and Plan of Reorganization with Olicom A/S ("Olicom") whereby each outstanding share of the Company will be exchanged for $5.00 in cash, .2667 shares of Olicom common stock and a three year warrant to acquire .1075 shares of Olicom common stock at an exercise price of $19.74 for each full share of Olicom common stock. The business combination is subject to certain conditions and approvals, including the approval of both companies' shareholders.

Olicom develops and markets a broad range of Token-Ring, Fast Ethernet and ATM local area network products. Olicom products are distributed worldwide by a network of strategic partners and resellers. Founded in 1985, Olicom's corporate headquarters is located in Copenhagen, Denmark and their stock is traded on the Nasdaq National Market under the symbol OLCMF.

Achieving the anticipated benefits of the merger will depend on, among other things, the integration of the companies' respective product offerings, coordination of sales and marketing organizations, and research and development efforts. There can be no assurances that integration will be accomplished smoothly and successfully. The integration of certain operations following the merger will require the dedication of management resources which may temporarily distract the attention from the day-to-day business of the respective companies. The inability of management to successfully integrate the operations of the two companies could have an adverse effect on the business and results of operations of the combined companies. In addition, there can be no assurance that present and potential customers of the Company and Olicom will continue their current buying patterns and any significant delay or reduction in orders could have an adverse effect on the results of operations.

In the event the merger is not consummated, the Company's stock price may decline and its results of operations could be materially and adversely affected. In addition, the Company's relationships with its customers and position in the industry could be materially and adversely affected. Further, such failure could have a negative impact on the Company's ability to attract and retain key personnel.

FACTORS THAT MAY AFFECT OPERATING RESULTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, among others: statements regarding future product revenue levels; statements regarding future international sales; statements regarding future gross profit levels; statements regarding the level of future selling, general and administrative and research and development expenses; statements regarding the sufficiency of the Company's existing cash and available-for-sale securities to meet future operating cash requirements; and statements regarding the Company's proposed merger with Olicom. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

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

The networking products industry is highly competitive and subject to rapid technological change. Significant competitive factors in the networking products market include product features, performance, price, the timing of product introductions, the emergence of new standards, quality and customer support. The industry is dominated by much larger competitors that have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company lacks the critical mass and product line breadth and depth of these much larger competitors. Accordingly, the Company has had a difficult time getting opportunities to bid its products and services to potential customers and to give these potential customers the confidence that the Company has a sustainable business and has the ability to deliver its products and services. The Company also competes against other companies that focus on specific technologies within the networking products industry. The Company's continued net losses during the past three years has made it very difficult for the Company to retain customers and to attract new customers. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations.

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

The Company expects to continue to make significant investments in research and development, sales and marketing and technical support staff. If the Company is not able to increase revenue levels, results of operations could be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              CROSSCOMM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                              --------------------------------
                                                                                  1996               1995


                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $  6,461,027       $  2,244,382
    Available-for-sale securities                                               37,279,483         44,528,825
    Accounts receivable - trade, net of allowances of $997,000
      at December 31, 1996 and $803,000 at December 31, 1995                     8,276,496          7,141,395
    Inventories, net                                                             5,473,065          6,394,525
    Prepaid expenses and other current assets                                    1,701,755          1,253,527
                                                                              --------------------------------
      Total current assets                                                      59,191,826         61,562,654
Equipment and leasehold improvements, net of
    accumulated depreciation of $14,448,916 at December 31,
    1996 and $12,295,413 at December 31, 1995                                    5,463,578          7,079,290
Other assets, net                                                                2,203,520          2,703,974
                                                                              --------------------------------
      Total assets                                                            $ 66,858,924       $ 71,345,918
                                                                              ================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  3,536,566       $  4,727,819
    Accrued payroll and commissions                                                843,412            686,932
    Accrued liabilities                                                          3,615,317          3,795,658
    Warranty reserves                                                            1,162,334          1,380,000
    Deferred revenue                                                             3,338,954          3,348,157
                                                                              --------------------------------
      Total current liabilities                                                 12,496,583         13,938,566
Commitments and contingent liabilities (Note 8)
Minority interest in consolidated subsidiary                                            --             44,485
Stockholders' equity:
    Preferred stock, $.01 par value, 4,000,000 shares authorized, none issued
      or outstanding at December 31, 1996 or December 31, 1995                          --                 --
    Common stock, $.01 par value, 20,000,000 shares authorized, 9,236,132 shares issued and outstanding at December 31, 1996 and 9,147,557
      shares issued and outstanding at December 31, 1995                            92,361             91,476
    Paid-in capital in excess of par value                                      72,533,642         71,949,833
    Retained earnings (accumulated deficit)                                    (21,449,166)       (16,169,429)
    Unrealized gain (loss) on available-for-sale securities                      3,185,504          1,490,987
                                                                              --------------------------------
      Total stockholders' equity                                                54,362,341         57,362,867
                                                                              --------------------------------
      Total liabilities and stockholders' equity                              $ 66,858,924       $ 71,345,918
                                                                              ================================



                             See accompanying notes.

                              CROSSCOMM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year ended December 31,
                                          -------------------------------------------------
                                              1996              1995              1994

Revenues:
    Product                                $34,082,608      $ 34,704,046      $ 44,264,746
    Service                                 10,791,311         9,554,380         6,054,002
                                          -------------------------------------------------
Total revenues                              44,873,919        44,258,426        50,318,748
Cost of revenues:
    Cost of goods sold                      18,317,385        17,954,065        23,130,911
    Cost of services                         5,780,425         7,480,637         3,973,351
                                          -------------------------------------------------
Total cost of revenues                      24,097,810        25,434,702        27,104,262
                                          -------------------------------------------------
Gross profit                                20,776,109        18,823,724        23,214,486
Operating expenses:
    Selling, general & administrative       19,401,907        23,188,994        23,155,431
    Research and development                 9,829,719        13,358,542        12,285,426
    Non-recurring charges                      777,258         1,074,075         1,962,705
                                          -------------------------------------------------
Total operating expenses                    30,008,884        37,621,611        37,403,562
                                          -------------------------------------------------
Income (loss) from operations               (9,232,775)      (18,797,887)      (14,189,076)
Interest income, net                         2,043,521         2,348,901         1,987,288
Gain on sale of investments                  2,086,743         2,803,193                --
Other income (expense)                        (177,226)         (157,318)           43,020
                                          -------------------------------------------------
Income (loss) before provision
    for income taxes                        (5,279,737)      (13,803,111)      (12,158,768)
Provision for income taxes                          --                --            47,934
                                          -------------------------------------------------
Net income (loss)                          $(5,279,737)     $(13,803,111)     $(12,206,702)
                                          =================================================
Earnings (loss) per share                  $     (0.58)     $      (1.52)     $      (1.37)
                                          =================================================
Shares used in computing earnings
    (loss) per share                         9,178,500         9,058,700         8,902,000
                                          =================================================


                             See accompanying notes.

                              CROSSCOMM CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                   Unrealized
                                                                       Paid-in       Retained      Gain (Loss)
                                               Common Stock          Capital in      Earnings     on Available-       Total
                                         ----------------------       Excess of   (Accumulated      for-Sale      Stockholders'
                                           Shares       Amount        Par Value       Deficit)     Securities         Equity
                                         --------------------------------------------------------------------------------------

Balance, January 1, 1994                 8,835,099     $88,351      $69,869,201    $  9,840,384    $        --     $ 79,797,936
Adjustment to beginning balance
  for change in method of accounting
  for investment securities                     --          --               --              --         24,000           24,000
Adjustment to unrealized gain (loss)
  on available-for-sale securities              --          --               --              --     (1,195,000)      (1,195,000)
Issuance of common stock under
  stock option and stock purchase
  plans                                    146,365       1,464          636,660              --             --          638,124
Net income (loss)                               --          --               --     (12,206,702)            --      (12,206,702)
                                         --------------------------------------------------------------------------------------
Balance, December 31, 1994               8,981,464      89,815       70,505,861      (2,366,318)    (1,171,000)      67,058,358
                                         --------------------------------------------------------------------------------------
Issuance of common stock under
  stock option and stock purchase
  plans                                    166,093       1,661        1,443,972              --             --        1,445,633
Adjustment to unrealized gain (loss)
  on available-for-sale securities              --          --               --              --      2,661,987        2,661,987
Net income (loss)                               --          --               --     (13,803,111)            --      (13,803,111)
                                         --------------------------------------------------------------------------------------
Balance, December 31, 1995               9,147,557      91,476       71,949,833     (16,169,429)     1,490,987       57,362,867
                                         --------------------------------------------------------------------------------------
Issuance of common stock under
  stock option and stock purchase
  plans                                     88,575         885          583,809              --             --          584,694
Adjustment to unrealized gain (loss)
  on available-for-sale securities              --          --               --              --      1,694,517        1,694,517
Net income (loss)                               --          --               --      (5,279,737)            --       (5,279,737)
                                         --------------------------------------------------------------------------------------
Balance, December 31, 1996               9,236,132     $92,361      $72,533,642    $(21,449,166)   $ 3,185,504     $ 54,362,341
                                         ======================================================================================


                            See accompanying notes.

                             CROSSCOMM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                          Year ended December 31,
                                                                         --------------------------------------------------
                                                                              1996             1995               1994
OPERATING ACTIVITIES
Net income (loss)                                                        $ (5,279,737)     $(13,803,111)      $(12,206,702)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
     Depreciation expense                                                   2,239,391         5,406,007          4,335,318
     Amortization expense                                                     849,820         1,128,165            950,176
     Non-recurring charges and other write-offs                                    --           367,600          2,136,044
     Provision for accounts receivable allowances                             370,203           838,186            376,754
     Provision for inventory reserves                                        (366,617)        2,244,345          3,568,426
     Deferred income taxes                                                         --                --             19,000
     Gain on sale of investments                                           (2,086,743)       (2,803,193)                --
     Other                                                                    274,805           274,846            341,420
     Changes in operating assets and liabilities:
        Accounts receivable                                                (1,227,349)        2,343,928            840,085
        Inventories                                                         1,202,189        (4,527,621)        (2,639,692)
        Prepaid expenses and other current assets                            (448,228)           93,872            283,835
        Accounts payable                                                   (1,191,253)         (872,769)           961,187
        Accrued liabilities, payroll and commissions                         (241,527)        1,499,289          2,038,560
        Deferred revenue                                                       (9,203)        1,118,689            541,070
                                                                         --------------------------------------------------
Total adjustments                                                            (634,512)        7,111,344         13,752,183
                                                                         --------------------------------------------------
Net cash provided (used) by operating activities                           (5,914,249)       (6,691,767)         1,545,481

INVESTING ACTIVITIES
Purchases of available-for-sale securities                                (46,495,324)      (74,579,071)       (30,566,542)
Sales and maturities of available-for-sale securities                      57,526,027        78,679,886         37,901,567
Acquisition of fixed assets                                                  (537,791)       (4,199,726)        (6,259,246)
Additions to other assets                                                    (946,712)       (1,137,231)        (2,456,617)
                                                                         --------------------------------------------------
Net cash provided (used) by investing activities                            9,546,200        (1,236,142)        (1,380,838)

FINANCING ACTIVITIES
Payments of capital lease obligations                                              --            (4,010)           (16,327)
Proceeds from employee stock plans                                            584,694         1,445,633            638,124
                                                                         --------------------------------------------------
Net cash provided (used) by financing activities                              584,694         1,441,623            621,797
                                                                         --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        4,216,645        (6,486,286)           786,440
Cash and cash equivalents at beginning of period                            2,244,382         8,730,668          7,944,228
                                                                         --------------------------------------------------
Cash and cash equivalents at end of period                               $  6,461,027      $  2,244,382       $  8,730,668
                                                                         ==================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-monetary transactions:
     Intangible asset and minority interest acquisitions effected
      through trade receivable and notes receivable offsets                        --               --        $  1,305,077
                                                                         ==================================================

     Equity securities received as consideration for investment sold               --      $ 2,431,220                  --
                                                                         ==================================================

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

CrossComm Corporation (the Company) develops, manufactures, markets and supports advanced networking products. The Company markets its products and services principally in North America and Western Europe through a direct sales organization, as well through indirect channels consisting of value added resellers (VARs), systems integrators and international distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority interest at December 31, 1995 represented a minority stockholder's proportionate share of the equity of a foreign consolidated subsidiary. In 1996, the Company purchased the minority stockholder's shares in the subsidiary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's inventories, capitalized technologies, and demonstration and service equipment consist primarily of items which are susceptible to technological obsolescence; a fact which has been considered in determining asset valuation reserves as of December 31, 1996 and 1995. However, in the event of certain circumstances, such as the emergence of otherwise unforeseen new technologies and significant changes in anticipated market requirements and conditions, additional reserves related to assets held as of December 31, 1996 could be required in the future.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposit accounts, commercial paper, money market funds and U.S. Government obligations having maturities of three months or less when purchased. These investments are highly liquid and are considered cash equivalents. Cash and cash equivalents are stated at cost which approximates market. Government agency obligations and commercial paper are classified as cash equivalents and are "A" rated or better investment grade securities, with no significant concentrations in any one issue.

Available-for-Sale Securities

Available-for-sale securities generally consist principally of U.S. Government obligations maturing within one to three years. The Company considers these investments, which represent funds available for current operations, an integral component of its cash management activities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation on an ongoing basis. Available-for-sale securities at December 31, 1996 also include certain restricted equity securities of Fore Systems, Inc. (Fore), received upon Fore's acquisition of an entity in which the Company held a minority equity interest (see Note 11). These securities, although not salable until mid-1997, are considered available-for-sale pursuant to Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are accounted for as such.

Available-for-sale securities are carried at fair value, inclusive of accrued interest receivable, with unrealized gains and losses reported in a separate component of stockholders' equity. Debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in investment income.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives or remaining lease terms, generally 3 to 5 years. Depreciation expense for 1996, 1995 and 1994 includes approximately $352,000, $763,000 and $613,000, respectively, resulting from changes in estimates of the depreciable lives of certain equipment. Depreciation expense for 1996, 1995 and 1994 also includes approximately $100,000, $1,224,000 and $750,000, respectively, related to the obsolescence of certain demonstration and service equipment.

Software Development Costs and Other Intangibles

The Company capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company amortizes these costs over the shorter of three years or the product's estimated useful life. At December 31, 1996 and 1995, capitalized software development costs, net of accumulated amortization, aggregated approximately $82,000 and $214,000, respectively. Amortization expense related to capitalized software costs approximated $232,000, $198,000 and $172,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Other intangibles included in other assets total approximately $2,825,000 at December 31, 1996 and 1995. These consist primarily of software technology license fees which are being amortized on a straight-line basis over the shorter of three years or the product's estimated useful life beginning in the year that the related technology is used in Company products. Accumulated amortization related to other intangibles approximated $1,908,000 and $1,290,000 at December 31, 1996 and 1995, respectively. During 1995 and 1994 software technology license fees with unamortized costs aggregating approximately $710,000 and $600,000, respectively, were written-off, as it was determined that the related technology would not be used in the Company's products given changes in the Company's product line direction in 1995 and 1996. There were no license fees written off in 1996.

Accounting Changes

In the first quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption did not have a material impact on the Company's financial position or results of operations.

Stock-Based Compensation

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement establishes financial accounting and reporting standards for stock based employee compensation plans, including incentive or non-qualified stock options for the purchase of common stock provided for under the Company's Option Plans and shares purchased under the Employee Stock Purchase Plan. As allowed under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based employee benefit plans, as opposed to the alternative fair value accounting provided for under SFAS 123. Because the exercise price of the Company's employee stock options granted to date equals the market price of the underlying stock on the date of grant, no compensation expense is recognized under APB25.

Revenue Recognition

The Company generally recognizes product revenue upon shipment. Revenues for products under evaluation are recognized upon customer acceptance. Revenue from sale-type leases are generally recognized upon shipment. Service revenues are recognized ratably over the contractual periods. The Company provides for the estimated cost of warranty at the time of product shipment.

Advertising Costs

Costs associated with advertising the Company's products and services are expensed as incurred. Advertising expense for the years ended December 31, 1996, 1995, and 1994 approximated $317,000, $1,551,000, and $1,021,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foreign Currency Translation

Gains and losses resulting from foreign currency transactions are included in income as they occur. Foreign currency translation gains and losses are also included in income. Foreign currency gains and losses were not material for the years ended December 31, 1996, 1995, and 1994.

Earnings (Loss) Per Share

Earnings (loss) per share data are computed using the weighted average number of shares of common stock outstanding.

Reclassifications

Certain information in the 1995 and 1994 consolidated financial statements has been reclassified to conform with the 1996 presentation.

2. AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities consist of the following:

                                                          December 31, 1996
                                 -------------------------------------------------------------------
                                                      Gross             Gross
                                                    Unrealized       Unrealized             Fair
                                      Cost           Gains             Losses              Value
                                 -------------------------------------------------------------------

U.S. Government obligations      $33,453,279      $   34,217          $(96,929)        $33,390,567
Equity securities                    640,700       3,248,216                --           3,888,916
                                 -------------------------------------------------------------------
                                 $34,093,979      $3,282,433          $(96,929)        $37,279,483
                                 ===================================================================

                                                        December 31, 1995
                                 -------------------------------------------------------------------
                                                   Gross               Gross
                                                  Unrealized          Unrealized             Fair
                                   Cost            Gains               Losses              Value
                                 -------------------------------------------------------------------

U.S. Government obligations      $42,718,446      $  116,445          $(63,518)        $42,771,373
Equity securities                    319,392       1,438,060                --           1,757,452
                                 -------------------------------------------------------------------
                                 $43,037,838      $1,554,505          $(63,518)        $44,528,825
                                 ===================================================================


The fair value of available-for-sale securities is determined using the published closing prices of these securities. Realized gains on sales of available-for-sale securities during the years ended December 31, 1996 and 1995 approximated $2,093,000 ($2,062,000 of which related to a single transaction) and $740,000 ($725,000 of which related to a single transaction), respectively (see Note 11). Realized losses on sales of available-for-sale securities during the year ended December 31, 1996 and 1995 approximated $6,000 and $37,000, respectively.

The equity securities held at December 31, 1996 and 1995 represent restricted common stock of Fore Systems, Inc. (Fore), acquired upon Fore's acquisition of an entity in which the Company held a minority equity interest (see Note 11). The cost of these securities represents the market value of Fore common stock on the date received, as reduced to reflect certain restrictions related to the timing of the disposition of the shares received.

Subsequent to December 31, 1996 the market value of these equity securities declined in value such that the effect on available-for-sale securities and shareholders equity would be a reduction of approximately $592,000 at January 28, 1997. This decline is not considered to be anything other than temporary at this time.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The amortized cost and fair value of available-for-sale securities as of December 31, 1996, by contractual maturity, are as follows:

                                                                      Fair
                                                      Cost            Value
                                                  ----------------------------
U.S. Government obligations:

         Due in one year or less                  $17,248,055      $17,257,545
         Due after one year through two years      16,205,224       16,133,022
                                                  ----------------------------
                                                   33,453,279       33,390,567
Equity securities                                     640,700        3,888,916
                                                  ----------------------------
                                                  $34,093,979      $37,279,483
                                                  ============================

3. INVENTORIES

Inventories, net of reserves of approximately $2,240,000 and $4,036,000 at December 31, 1996 and 1995, respectively, were composed of the following:

                                                           December 31,
                                                  ----------------------------
                                                     1996             1995

Raw materials                                     $1,253,906       $2,250,349
Work in process                                    1,628,055        1,826,143
Finished  goods                                    2,591,104        2,318,033
                                                  ----------------------------
                                                  $5,473,065       $6,394,525
                                                  ============================

During 1996 and 1995, the Company recorded inventory provisions of $366,617 and $2,244,345, respectively, primarily for end of life excess supply issues related to planned product discontinuance or product valuation issues caused by changes in the Company's product line direction.


4. LINES OF CREDIT

The Company has a demand line of credit available for international guarantees in the amount of $320,000 at December 31, 1996. The grant of credit and its continued availability is at the sole discretion of the bank. At December 31, 1996, the credit facility was fully utilized. This borrowing has been secured by cash collateral.

5. STOCKHOLDERS' EQUITY

Undesignated Preferred Stock

The Company has 4,000,000 authorized shares of undesignated preferred stock, $.01 par value. The Board of Directors has the authority to issue shares of such preferred stock and to determine the relative rights, preferences and limitations thereon.

Stock Options

Options to purchase shares of the Company's common stock have been granted to executives and key employees under the Company's Incentive Stock Option Plans and to directors of the Company under the Directors' Option Plan (collectively, the "Options Plans"). The terms and provisions of the employee plans are similar, in all material respects, while the directors' plan provides annual option grants. Options are granted for terms of up to 10 years and are exercisable over varying periods, generally commencing in the quarter of or quarter after date of grant and continuing in quarterly installments over three to five year periods. The option price per share under the Option Plans is not less than the fair market value of the shares on the date of grant. At December 31, 1996 and 1995, 2,429,434 shares and 1,755,137 shares, respectively, were reserved for future issuance under the Option Plans.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock option activity for the three year period ended December 31, 1996 is as follows:

                                                      Number of        Weighted Average
                                                       Options          Exercise Price
                                                      ---------        ----------------

   Outstanding, January 1, 1994                         1,046,933           $18.21
   Granted                                              1,609,819           $11.88
   Exercised                                              (83,934)          $ 2.54
   Canceled                                            (1,091,418)          $19.52
                                                       ----------
   Outstanding, December 31, 1994                       1,481,400           $11.17
   Granted                                                858,750           $ 2.16
   Exercised                                             (112,680)          $ 8.28
   Canceled                                              (536,720)          $11.69
                                                       ----------
   Outstanding, December 31, 1995                       1,690,750           $11.70
   Granted                                              2,697,125           $ 7.02
   Exercised                                              (28,203)          $ 6.79
   Canceled                                            (2,553,356)          $10.64
                                                       ----------
   Outstanding, December 31, 1996                       1,806,316           $ 6.29
                                                       ==========

   Exercisable at December 31, 1996                       722,831           $ 7.68
                                                       ==========
   Exercisable at December 31, 1995                       563,522           $11.19
                                                       ==========

   Available for grant at December 31, 1996               623,117
                                                       ==========


In 1994, 729,068 options outstanding under the Company's 1992 Incentive Stock Option Plan, ranging in option price from $12.75 to $31.25 per share, were repriced to $12.50 per share by canceling the existing options and granting new options at $12.50 per share. All other terms of these options, including the vesting period and the number of shares associated with each option remained the same.

For the year ended December 31, 1996, 1,063,625 options outstanding under the Company's 1992 and 1994 Incentive Stock Option Plans, ranging in option price from $5.88 to $12.94 per share, were repriced to $5.00 per share by canceling the existing options and granting new options at $5.00 per share. All other terms of these options, including the vesting period and the number of shares associated with each option, remained the same.

The following table summarizes the status of the Company's stock options, outstanding and exercisable at December 31, 1996:

                                                  Stock Options                    Stock Options
                                                   Outstanding                      Exercisable
                           ----------------------------------------------------------------------------
                                           Weighted
                                           Average          Weighted                       Weighted
    Range of                              Remaining          Average                        Average
 Exercise Prices             Shares    Contractual Life  Exercise Price       Shares    Exercise Price
-------------------------------------------------------------------------------------------------------
$  1.00 - $  4.50             11,450       3.14 Years        $ 1.16           11,450         $ 1.16
$  5.00 - $  6.00          1,528,064       8.73 Years        $ 5.04          506,662         $ 5.08
$  8.50 - $12.50             156,115       8.04 Years        $10.96          110,240         $11.21
 $12.94 - $13.88              83,187       8.07 Years        $13.38           66,979         $13.37
 $28.50 - $31.50              27,500       6.42 Years        $30.14           27,500         $30.14
                           ---------                                         -------
                           1,806,316                                         722,831
                           =========                                         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, substantially all employees may purchase shares of the Company's common stock, during pre-defined offering periods, at a price per share equal to 85% of the lesser of the common stock price at the beginning or end of such periods. During 1994, 62,431 shares were issued under this Plan, 29,820 at $8.08 per share and 32,611 at $7.86 per share. During 1995, 53,413 shares were issued under this Plan, 26,920 at $9.62 per share and 26,493 at $9.67 per share. During 1996, 60,372 shares were issued under this Plan, 25,301 at $8.71 per share and 35,071 at $4.46 per share. At December 31, 1996, the Company has reserved an additional 163,135 shares for issuance under this Plan.

Accounting for Stock Based Employee Benefits

Pro forma information regarding net income and earnings per share, as if the Company had accounted for stock options and stock purchase shares under the fair value method of SFAS 123, is presented below. The fair value of stock options and stock purchase shares was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions as of the date of grant: a risk free interest rate of 6.23% for 1995 and 6.12% for 1996; no dividend yields; volatility factors of the expected market price of the Company's common stock of .66; and a weighted-average expected life of the option of 3.74 years for 1995 and 3.17 years for 1996.

For purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the option vesting period. The Company's pro forma information, assuming a weighted average net value per share of options granted during the year of $3.10 in 1996 and $6.40 in 1995, follows:

                                                   1996             1995
                                               ------------------------------
   Pro forma net income (loss)                 $(8,125,835)     $(15,164,129)
   Pro forma earnings (loss) per share         $     (0.89)     $      (1.67)


6. INCOME TAXES

At December 31, 1996, the Company has net operating loss and tax credit carryforwards of approximately $20,965,000 and $694,000, respectively for federal income tax purposes that expire in 2009 through 2011. The net operating loss carryforward does not reflect the tax benefit available from the 1996 and 1995 exercise of incentive stock options and subsequent sale of the related common stock and the exercise of non-qualified stock options. For financial reporting purposes, a valuation allowance has been recognized to offset all net deferred tax assets, including those related to the net operating loss and tax credit carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                       1996
                                                           -------------------------------------------------------
                                                                   Total           Current            Non-current
                                                           -------------------------------------------------------
 Deferred tax liabilities:
     Unrealized gain on securities                             $ (1,104,000)       $(1,104,000)     $          --
     Unremitted foreign earnings                                   (349,000)                --          (349,000)
     Equity securities                                             (167,000)          (167,000)               --
     Capitalized software                                           (31,000)                --           (31,000)
     Prepaid expenses and other                                     (56,000)           (56,000)               --
                                                           -------------------------------------------------------
       Total deferred tax liabilities                            (1,707,000)        (1,327,000)         (380,000)
                                                           -------------------------------------------------------
 Deferred tax assets:
     Asset valuation allowances                                   2,758,000          2,758,000                --
     Intangible asset amortization                                  728,000             57,000           671,000
     Accrued warranty costs                                         442,000            442,000                --
     Depreciation expense                                           551,000                 --           551,000
     Tax credit carryforwards                                     1,109,000                 --         1,109,000
     Net operating loss carryforwards                             8,063,000                 --         8,063,000
     Other                                                          235,000            235,000                --
                                                           -------------------------------------------------------
       Total deferred tax assets                                 13,886,000          3,492,000        10,394,000
                                                           -------------------------------------------------------
       Valuation allowance for deferred tax assets              (12,179,000)        (2,165,000)      (10,014,000)
                                                           -------------------------------------------------------
       Net deferred tax assets                                    1,707,000          1,327,000           380,000
                                                           -------------------------------------------------------
 Net deferred tax asset (liability)                            $         --        $        --      $         --
                                                           =======================================================


                                                                                      1995
                                                           -------------------------------------------------------
                                                                   Total           Current            Non-current
                                                           -------------------------------------------------------
Deferred tax liabilities:
     Contract revenue                                          $   (190,000)       $   (57,000)     $   (133,000)
     Unrealized gain on securities                                 (507,000)          (507,000)               --
     Unremitted foreign earnings                                   (349,000)                --          (349,000)
     Equity securities                                             (251,000)           (84,000)         (167,000)
     Capitalized software                                           (81,000)                --           (81,000)
     Prepaid expenses and other                                     (50,000)           (50,000)               --
                                                            -------------------------------------------------------
       Total deferred tax liabilities                            (1,428,000)          (698,000)         (730,000)
                                                            -------------------------------------------------------
Deferred tax assets:
     Asset valuation allowances                                   3,202,000          3,202,000                --
     Intangible asset amortization                                  658,000             49,000           609,000
     Accrued warranty costs                                         524,000            524,000                --
     Depreciation expense                                           500,000                 --           500,000
     Tax credit carryforwards                                       867,000                 --           867,000
     Net operating loss carryforwards                             6,057,000                 --         6,057,000
     Other                                                          306,000            306,000                --
                                                            -------------------------------------------------------
       Total deferred tax assets                                 12,114,000          4,081,000         8,033,000
       Valuation allowance for deferred tax assets              (10,686,000)        (3,383,000)       (7,303,000)
                                                            -------------------------------------------------------
       Net deferred tax assets                                    1,428,000            698,000           730,000
                                                            -------------------------------------------------------
Net deferred tax asset (liability)                             $         --        $        --      $         --
                                                            =======================================================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                             1996                         1995                      1994
                                   ------------------------------------------------------------------------------
                                      Amount        Percent          Amount    Percent         Amount     Percent

Tax at U.S. statutory rates        $(1,795,110)      (34%)       $(4,693,058)   (34%)       $(4,133,981)    (34%)
Tax exempt interest                         --        --            (25,789)                   (131,160)     (1)
Unbenefitted loss                    1,752,212        33           4,673,683     34           4,193,159      34
Other                                   42,898         1              45,164     --             119,916       1
                                   ------------------------------------------------------------------------------
                                   $        --        --         $        --     --         $    47,934      --
                                   ==============================================================================

7. CONCENTRATIONS AND EXPORT SALES

Credit Risk

The Company operates in a single industry segment encompassing the development, manufacture, marketing and support of advanced networking products. Accordingly, the Company's customers include distributors and resellers of high technology equipment, along with end users of such equipment. The Company performs periodic credit evaluations of its customers' financial condition and extends trade credit to its customers under normal terms. No single customer accounted for more than 10% of revenues in 1996, 1995 or 1994. However, in 1996 the Company recognized $2,302,000 of revenue under a sales-type lease from one customer. Lease receivables from this customer, recorded at their present value and included in prepaid and other current assets and other assets, aggregate $1,902,000 at December 31, 1996.

Financial Information By Geographic Area

Net sales, operating income and assets by major geographic area for 1996 and 1995 are summarized below. Prior to 1995, North America was the only significant geographic area. Prices to foreign subsidiaries are at prices that approximate market.

                                              North                                               Consolidated
                                             America            Europe           Elimination          Total
                                        -----------------------------------------------------------------------
1996:
Net sales to unaffiliated customers     $ 38,641,663         $ 6,232,256                          $ 44,873,919
Transfers between areas                    2,124,010           4,296,739         $ (6,420,749)
                                        -----------------------------------------------------------------------
                                          40,765,673          10,528,995           (6,420,749)      44,873,919
Operating income                          (8,073,709)         (1,159,066)                           (9,232,775)
Identifiable assets                       61,075,629           5,783,295                            66,858,924

1995:
Net sales to unaffiliated customers     $ 39,310,136         $ 4,948,290                          $ 44,258,426
Transfers between areas                    2,187,316           3,547,591          $(5,734,907)
                                        -----------------------------------------------------------------------
                                          41,497,452           8,495,881           (5,734,907)      44,258,426
Operating income                         (17,485,179)         (1,312,708)                          (18,797,887)
Identifiable assets                       65,281,289           6,064,629                            71,345,918


Included in North America net sales are export sales of $10,249,000 in 1996 and $6,081,000 in 1995. North America export sales to unaffiliated customers in 1994 totaled $6,777,000.

Suppliers

Although the Company generally uses standard parts and components for its products, certain components are currently available only from single sources, including microprocessors, various communications controller chips, and power supplies. Other components and subassemblies are available only from limited sources. The Company has also contracted with a contract

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


manufacturer to be the primary manufacturer of the Company's networking modules. Although the Company believes that these components, subassemblies and modules are sufficiently available from alternate sources in a reasonable amount of time, the reduction or interruption of supply, a significant price increase or engineering changes required by the use of alternate components, subassemblies or modules could adversely affect the Company's operating results.

8. COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space under operating lease agreements. The Company leases its main office and manufacturing facility under an operating lease agreement which expires at the end of 1997. This lease contains an escalation clause and an initial free rent period. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the term of the lease.

The following is a schedule of future minimum lease payments required under operating leases as of December 31, 1996:

             Year ended December 31,
                    1997                           $625,000
                    1998                            160,000
                    1999                             75,000
                                                   --------
         Total minimum lease payments              $860,000
                                                   ========

Rent expense related to operating leases for the years ended December 31, 1996, 1995, and 1994 approximated $1,292,000, $1,408,000, and $1,240,000, respectively.

9. RELATED PARTY TRANSACTIONS

In July, 1993, the Company, together with its primary distributor in the United Kingdom (the U.K. distributor), formed CrossComm (UK) Limited (CCUK), a consolidated subsidiary of the Company organized to increase market share in the U.K. networking market. In exchange for their contribution of assets to the joint venture, the Company and the U.K. distributor received ownership interests in CCUK of 51% and 49%, respectively. Effective March 31, 1994, the Company purchased the U.K. distributor's ownership interest in CCUK and the U.K. distributor's router distribution business for approximately $1,750,000. As a result of these transactions, CCUK became a wholly-owned subsidiary of the Company. Intangible assets arising from the initial joint venture and subsequent purchase of the router distribution business totaled approximately $2,153,000 and were subsequently written-off (see Note 10).

There were no sales to the U.K. distributor for the year ended December 31, 1996. In the years ended December 31, 1995 and 1994 sales were approximately $60,000, and $415,000, respectively, of which no amounts were outstanding at December 31, 1996 and 1995.

10. NON-RECURRING CHARGES

In the fourth quarter of 1996, the Company recorded approximately $874,000 of non-recurring severance, benefits and related costs associated with the termination of certain senior management personnel. These charges also included the termination of certain research and development employees due to the Company's decision not to fund previously planned development projects that it considered outside the realm of the Company's current strategy. The Company expects to pay all of these costs in 1997.

In the fourth quarter of 1995, the Company recorded approximately $1,074,000 of non-recurring charges related to its corporate restructuring designed to enable the Company to better address ATM and LAN switching market opportunities and to more appropriately align the Company's expense levels with it's revenues. Severance, benefits, and related costs associated with terminated employees accounted for approximately $789,000 of the total charge. The remaining $285,000 consisted of lease termination costs and other costs associated with the restructuring. The majority of these charges were paid by the Company in 1996. In 1996, the Company determined that its estimate of 1995 fourth quarter charges was high by $97,000 and, accordingly, reduced accruals and 1996 non-recurring charges by that amount.

In the fourth quarter of 1994, the Company recorded approximately $1,963,000 of restructuring charges related to the reorganization of its international operations. Approximately $1,641,000 of these charges related primarily to the write-off of unamortized intangible assets arising from the Company's March 1994 U.K. acquisitions (see Note 9). These intangible assets, consisting principally of values ascribed to customer lists, a covenant not to compete, and goodwill established at the organization of the joint venture, were considered permanently impaired, based upon the lower than expected revenues and sales

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prospects derived from it's U.K. subsidiary after the passage of an initial transition period and after the Company's completion of its branch office networking product line introduction in September and October of 1994. The remaining charges of approximately $322,000 consisted primarily of severance and other costs associated with the Company's reorganization of its international sales and service functions outside of the United Kingdom. The majority of these remaining charges were paid in 1995.

11. SALE OF INVESTMENT

In May 1995, the Company sold its minority equity interest in Applied Network Technology, Inc. (ANT) to Fore Systems Inc. (Fore), in connection with Fore's acquisition of ANT. In exchange for its ownership interest in ANT, the Company received shares of Fore common stock, and recorded a gain of $2,100,000 during the second quarter of 1995, based on the difference between the carrying value of the Company's investment in ANT and the market value of Fore common stock on the date of Fore's acquisition of ANT, as reduced to reflect certain restrictions related to the timing of the disposition of the shares received. In July 1995, a portion of the Fore shares were sold by the Company, whereby the Company realized a gain of approximately $725,000, reflecting the appreciation in the share price of the Fore stock between May 1995 and the date of sale. In September 1996 the Company realized a gain of $2,062,000 from the sale of another portion of Fore shares. The remaining shares are carried in available-for-sale securities at December 31, 1996 (see Note 2). As a result of the reclassification of shares of Fore common stock to a short term investment, the unrealized gain increased during 1996. This was due to the shares being recorded at market value, as they became salable within twelve months of December 31, 1996.


12. SUBSEQUENT EVENT

On March 20, 1997, the Company entered into an Agreement and Plan of Reorganization with Olicom A/S ("Olicom"), whereby each outstanding share of the Company will be exchanged for $5.00 in cash, .2667 shares of Olicom common stock and a three year warrant to acquire .1075 shares of Olicom common stock at an exercise price of $19.74 for each full share of Olicom common stock. The business combination is subject to certain conditions and approvals, including the approval of both companies' shareholders and will be accounted for by Olicom under the purchase method of accounting.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. SELECTED QUARTERLY DATA (UNAUDITED)

In Thousands, Except Per Share Amounts

                                                                                    Earnings
                                                   Gross          Net Income         (Loss)
                                  Revenue          Profit           (Loss)         Per Share
                                  ----------------------------------------------------------
1996
First quarter                     $10,658         $ 4,973         $  (1,595)        $(0.17)
Second quarter                     11,802           5,659            (1,720)         (0.19)
Third quarter                      10,865           4,680              (464)         (0.05)
Fourth quarter                     11,549           5,464            (1,501)         (0.16)
                                  ----------------------------------------------------------
                                  $44,874         $20,776         $  (5,280)        $(0.58)
                                  ==========================================================


                                                                                    Earnings
                                                   Gross          Net Income         (Loss)
                                  Revenue          Profit           (Loss)         Per Share
                                  ----------------------------------------------------------
1995
First quarter                     $13,202         $ 7,213         $     107         $  .01
Second quarter                     11,533           5,870               122            .01
Third quarter                      10,048           4,652            (3,033)          (.33)
Fourth quarter                       9,475          1,089           (10,999)         (1.21)
                                  ----------------------------------------------------------
                                  $44,258         $18,824          $(13,803)         $(1.52)
                                  ==========================================================

Earnings (loss) per share calculations for each of the quarters is based on the weighted average number of shares outstanding for each period including common stock equivalents when dilutive. Accordingly, the sum of the quarters may not necessarily be equal to the full year earnings (loss) per share amount.

The results of the fourth quarter of 1996 include approximately $874,000 of non-recurring severance, benefits and related costs associated with the termination of certain senior management personnel. These charges also included the termination of certain research and development employees due to the Company's decision not to fund previously planned development projects that it considered outside the realm of the Company's current strategy.

The results of the fourth quarter of 1995 include (i) approximately $1,074,000 of non-recurring charges related to the Company's corporate restructuring; (ii) approximately $4,000,000 of charges to address asset valuation issues primarily resulting from the Company's entrance into the LAN and ATM switching market and related decision to de-emphasize certain other older technologies and products; and (iii) approximately $1,600,000 of other charges, including $500,000 related to the settlement of a long-term contract receivable.

See Management's Discussion and Analysis for a further discussion of the 1996 and 1995 fourth quarter charges.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
CrossComm Corporation


We have audited the accompanying consolidated balance sheets of CrossComm Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CrossComm Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                   ERNST & YOUNG LLP

Boston, Massachusetts
January 28, 1997, except for Note 12, as to which the date is March 20, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages as of March 14, 1997 are as follows:

NAME                      AGE       POSITION WITH COMPANY
----                      ---       ---------------------

Tadeusz Witkowicz          47       President, Chief Executive Officer and
                                    Chairman of the Board of Directors#
Douglas G. Bryant          39       Chief Financial Officer and Treasurer
Nigel C. Machin            42       President, Enterprise Products
Nancy Casey                37       Director +#
Alexander M. Levine        65       Director *
Michael C. Ruettgers       54       Director +*

----------
+  Member of the Audit Committee
*  Member of the Compensation and Stock Option Committees
#  Member of the Nominating Committee

Mr. Witkowicz, the founder of the Company, has been Chairman of the Board of Directors since the Company's inception in April 1987 and was President and Chief Executive Officer of the Company from April 1987 to March 3, 1996. In October 1996, Mr. Witkowicz was re-appointed President and Chief Executive Officer of the Company. Prior to founding the Company, Mr. Witkowicz was a co-founder and President of Artel Communications Corporation, a supplier of fiber optic products for long distance television and computer communications.

Mr. Bryant was appointed Chief Financial Officer of the Company in November 1996. From July 1996 to November 1996, Mr.Bryant served as acting Chief Financial Officer. From September 1989 to June 1996, Mr. Bryant served as the Company's Controller.

Mr. Machin was appointed President, Enterprise Products Division of the Company on October 1, 1996. From July 1995 to September 1996, Mr. Machin served as the Company's Vice President of Business Development. From July 1994 to June 1995, Mr. Machin served as the Company's General Manager of High Speed Networking Development. From October 1993 to June 1994, Mr. Machin served as the Company's Vice President of Strategic Sales and from May 1988 to September 1993, Mr. Machin served as the Company's Vice President of Sales.

Ms. Casey has been a director of the Company since November 1991. She is a General Partner of Valhallar Capital Management, L.P., a private investment partnership, a position she has held since April 1996. From February 1992 to April 1996, she was a special partner of Tiedemann Boltres Partners, a private limited partnership providing asset management services. From November 1987 until February 1992, Ms. Casey was a General Partner of Euclid Partners III, L.P., a venture capital firm. Prior to joining Euclid Partners III, L.P., Ms. Casey was a Co-Manager of Metropolitan Life Insurance Company's venture capital portfolio.

Mr. Levine has been a director of the Company since July 1989. Mr. Levine is a senior adviser (previously a vice president) and a director of Leggett & Platt, Incorporated, a manufacturer of components for the bedding and furniture industry. Mr. Levine is currently Managing Director of Waterline Capital LLC, a firm which specializes in early stage venture capital investments.

Mr. Ruettgers has been a director of the Company since April 1993. He has been the President of EMC Corporation, a manufacturer of high performance storage products for mainframe and mid-range computer systems, since October 1989.
Mr. Ruettgers has been Chief Executive Officer of EMC Corporation since January 1992. From July 1988 to September 1989, he was Executive Vice-President, Operations, of EMC Corporation. Before joining EMC Corporation, he was Chief Operations Officer of TFS, a high technology consulting company which he joined in February 1987. Mr. Ruettgers is a director of EMC Corporation, Keane, Inc., a software application consulting firm and Commonwealth Energy Corporation, a utility company.

Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. The Company believes that all officers, directors and holders of 10% of the Company's Common Stock complied with all
Section 16(a) filing requirements, except as set forth below:

In June 1995, pursuant to the 1992 Directors' Option Plan, the Company granted an option to purchase 5,000 shares of Common Stock of the Company to each of Alexander Levine, Michael Ruettgers and Nancy Casey, each of whom failed to timely file a Form 5.

ITEM 11. EXECUTIVE COMPENSATION


COMPENSATION OF DIRECTORS

Prior to November 5, 1996, non-employee directors ("outside directors") of the Company received an annual fee of $2,500 plus $500 for attendance at each meeting of the full Board of Directors or any committee thereof. Commencing November 5, 1996, the Company began to pay non-employee directors an annual retainer of $15,000 plus $2,500 per meeting attended and $2,500 for each committee meeting of the Board of Directors attended (not in conjunction with a full Board of Directors meeting). Directors are reimbursed for any related travel expenses.

Outside directors are entitled to participate in the Company's 1992 Directors' Option Plan (the "Director Plan") which provides for automatic grants of non-statutory stock options to non-employee directors. The Director Plan provides for the grant of options to purchase 12,500 shares of Common Stock to directors of the Company who were not officers or employees of the Company or of any subsidiary of the Company on March 10, 1992, or, for persons not then serving as directors, on the date such persons first become directors. The Director Plan also provides for the grant of options to purchase 5,000 shares of Common Stock on June 30 of each year commencing on the June 30 following the year in which such director's initial option was granted. Each initial option granted under the Director Plan vests in three equal annual installments beginning on the first anniversary of the date of grant, and each subsequent option granted under the Director Plan vests in full three years from the date of grant. All unvested options granted under the Director Plan become immediately exercisable upon a change in control of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth all cash compensation paid by the Company during the fiscal years ended December 31, 1996, 1995 and 1994 to each individual who served as the Company's Chief Executive Officer and the Company's two most highly compensated executive officers (other than the Chief Executive Officer) whose total cash compensation exceeded $100,000 in 1996 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation                    Long-term~Compensation
                                                    ----------------------------------------------   -----------------------
                                                                                         Other
                                                                                         Annual              Securities
                                                                                      Compensation           Underlying
        Name and Principal Position           Year  Salary ($)      Bonus ($)            ($)(1)          Options Granted(#)
        ---------------------------           ----  ----------      ---------            ------          ------------------
Tadeusz Witkowicz
     President and Chief                      1996   $      4      $    648                --                       --
     Executive Officer (2)                    1995     10,751            --                --                       --
                                              1994    173,184            --                --                       --

Nigel C. Machin
     President, Enterprise Products (3)       1996     98,504            --                --                  200,000


Douglas G. Bryant
     Chief Financial Officer                  1996    109,958        14,809                --                   52,500
     and Treasurer (4)

William R. Johnson
     Former Chief Executive                   1996    120,504       100,000                --                  350,000
     Officer (5)

------------

(1) Other annual compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total salary and bonus for each named executive officer for such year.

(2) Mr. Witkowicz volunteered to have his salary reduced to $1 per quarter in late January 1995.

(3)  Mr. Machin was appointed President, Enterprise Products Division on
     October 1, 1996. From July 1995 to September 1996, Mr. Machin served as the
     Company's Vice President of Business Development. From July 1994 to June
     1995, Mr. Machin served as the Company's General Manager of High Speed
     Networking Development. From October 1993 to June 1994, Mr. Machin served as the Company's Vice President of Strategic Sales and from May 1988 to
     September 1993, Mr. Machin served as the Company's Vice President of Sales.

(4)  Mr. Bryant was appointed Chief Financial Officer of the Company in
     November, 1996. From July 1996 to November 1996, Mr. Bryant served as acting Chief Financial Officer. From September 1989 to June 1996,
     Mr. Bryant served as the Company's Controller.

(5)  Mr. Johnson was appointed Chief Executive Officer and President on March 4,
     1996. Mr. Johnson left the Company on October 7, 1996.

The following table sets forth certain information regarding options granted during the year ended December 31, 1996 by the Company to the Named Executives.

                                               OPTION GRANTS IN LAST FISCAL YEAR

                                                    Individual Grants
                             -----------------------------------------------------------------
                                               Percent of
                              Number of       Total Options                                    Potential Realizable Value
                             Securities       Granted to                                    at Assumed Annual Rates of Stock
                             Underlying       Employees in    Exercise or                  Price Appreciation for Option Term(1)
                              Options           Fiscal        Base Price     Expiration    -------------------------------------
    Name                      Granted (#)        Year          ($/Sh)            Date                5% ($)       10%($)
--------------------      ---------------     ------------   -----------     ----------          ------------   ----------

Tadeusz Witkowicz                    --              --           --               --                     --            --

Nigel C. Machin                 110,000                       $ 5.00          11/05/06            $  345,892    $  876,558
                                 40,000                         5.00           2/23/03                71,989       164,637
                                 30,000                         5.00          12/09/04                72,628       174,406
                                 20,000                         5.00          11/17/05                55,382       136,535
                                -------                                                           ------------------------
                                200,000            7.40%                                          $  545,891    $1,352,136
                                -------                                                           ------------------------

Douglas G. Bryant                 5,000                         9.50           9/03/06            $   29,872    $   75,703
                                 10,000                         5.00          11/05/06                31,445        79,687
                                  2,500                         5.00           1/28/04                 5,287        12,399
                                  4,000                         5.00           4/14/02                 6,077        13,584
                                 13,500                         5.00           2/23/03                24,296        55,565
                                  5,000                         5.00           7/13/04                11,378        27,018
                                  2,500                         5.00           8/11/05                 6,670        16,320
                                  5,000                         5.00          11/17/05                13,845        34,134
                                  5,000                         5.00           9/03/06                15,381        38,786
                                -------                                                           ------------------------
                                 52,500            1.95%                                          $  144,251    $  353,196
                                -------                                                           ------------------------

William R. Johnson              350,000           12.98%       10.00           3/04/06(2)         $2,201,131    $5,578,099

--------

(1) Amounts represent hypothetical gains that could be achieved if the option were exercised at the end of the option term. These gains are based on assumed rates of Common Stock price appreciation of 5% and 10% compounded annually from the date the option was granted to its expiration date. This table does not take into account any appreciation in the price of the Common Stock to date, if any. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the option is exercised.

(2) Unvested options canceled upon October 7, 1996 termination. Vested options canceled on October 17, 1996.

The following table sets forth certain information regarding stock options exercised during the year ended December 31, 1996 and the value of the stock options held as of December 31, 1996 by the Named Executives.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                             YEAR-END OPTION VALUES

                                                      Number of Securities Underlying          Value of Unexercised
                                                             Unexercised Options                   In-the-Money
                            Shares                          at Fiscal Year-End (#)       Options at Fiscal Year-End($)(1)
                          Acquired on       Value        --------------------------      --------------------------------
Name                     Exercise (#)     Received       Exercisable  Unexercisable      Exercisable      Unexercisable
-----------------------  ------------    ----------      -----------  -------------      -----------      -------------
Tadeusz Witkowicz             --             --               --            --              --                 --
Nigel C. Machin               --             --             63,507        136,492         $15,877           $34,123
Douglas G. Bryant             --             --             29,875         27,625          47,469             6,906
William R. Johnson            --             --               --            --              --                 --


----------

(1) Total value of unexercised options is based on $5.25, the last sale price of the Common Stock on the Nasdaq National Market on December 31, 1996. Value is calculated on the basis of the difference between the option exercise price and $5.25 multiplied by the number of shares of Common Stock underlying the option.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 14, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each current director of the Company, (ii) the Named Executives, (iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common
Stock of the Company.


Beneficial Owner                                  Number of Shares
                                                   Beneficially      Percentage of Common
                                                     Owned (1)       Stock Outstanding (2)
                                                     ---------       ---------------------

Tadeusz Witkowicz (3)                                1,574,125              17.0%
         c/o CrossComm Corporation
         450 Donald Lynch Boulevard
         Marlborough, Massachusetts 01752
Douglas G. Bryant (4)                                   34,860                *
Nigel C. Machin (5)                                     75,093                *
Nancy Casey(6)                                          18,100                *
Alexander M. Levine (7)                                 77,500                *
Michael C. Ruettgers (8)                                12,500                *
All directors and executive officers as a group
(6 persons) (9)                                      1,792,178              19.0%

5% Stockholders (excluding Mr. Witkowicz)
-----------------------------------------

Trimark Financial Corporation
         One First Canadian Place
         Suite 5600, P.O. Box 487
         Toronto, Ontario M5X 1E5 (10)                 909,000               9.8%

Kopp Investment Advisors, Inc.
         LeRoy C. Kopp
         6600 France Avenue South
         Suite 672~Edina, MN  55435 (11)               728,200               7.8%

Pioneering Management Corporation
         William H. Keough
         60 State Street
         Boston, MA  02109 (12)                        918,000               9.9%

Travelers Group Inc.
         388 Greenwich Street
         New York, NY  10013 (13)                      573,300               6.2%


--------

*      Less than 1%

(1) The number of shares of Common Stock beneficially owned by each person or entity is determined under rules promulgated by the Securities and Exchange Commission (the "Commission"). Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power, and also includes any shares which the person or entity has the right to acquire within 60 days after March 14, 1997 through the exercise of any stock option or other right. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein or any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2) Percentage of Common Stock Outstanding is based on 9,284,584 shares of Common Stock Outstanding as of March 14, 1997. For purposes of calculating the percentage of Common Stock outstanding, the number of outstanding shares of Common Stock of the Company is adjusted for each director and executive officer to include the number of shares of Common Stock into which any options held by such person are exercisable within 60 days after March 14, 1997.

(3) Includes 10,000 share held by Mr. Witkowicz's wife, as to which Mr. Witkowicz disclaims beneficial ownership, and 11,400 shares held in separate custodial accounts for the benefit of his two minor children. Mr. Witkowicz's address is c/o CrossComm Corporation, 450 Donald Lynch Boulevard, Marlborough, Massachusetts 01752.

(4) Includes 33,875 shares which Mr. Bryant may acquire upon the exercise of options within 60 days of March 14, 1997.

(5) Includes 75,093 shares which Mr. Machin may acquire upon the exercise of options within 60 days of March 14, 1997.

(6) Includes 17,500 shares which Ms. Casey may acquire upon the exercise of options within 60 days after March 14, 1997.

(7) Includes 17,500 shares which Mr. Levine may acquire upon the exercise of options within 60 days after March 14, 1997.

(8) Includes 12,500 shares which Mr. Ruettgers may acquire upon the exercise of options within 60 days after March 14, 1997.

(9) Includes 156,468 shares which all directors and executive officers as a group may acquire upon the exercise of options within 60 days after March 14, 1997.

(10) Certain Trimark mutual funds (the "Funds"), which are trusts organized under the laws of Ontario, Canada, are owners of record of the securities covered by this report. Trimark Investment Management Inc. ("TIMI"), a corporation incorporated under the laws of Canada, is a manager and trustee of the Funds. TIMI is qualified to act as an investment adviser and manager of the Funds in the province of Ontario pursuant to a registration under the Securities Act (Ontario). Trimark Financial Corporation ("TFC") is a corporation incorporated under the laws of Ontario, Canada. It owns 100% of the voting equity securities of TIMI. Consequently, TFC may be deemed to be the beneficial owner of such securities. The above information was based on
     Schedule 13G/A filed with the Commission by Trimark Financial Corporation on or about February 5, 1997.

(11) Shares were owned beneficially at December 31, 1996 by LeRoy C. Kopp. Mr. Kopp is 100% owner of Kopp Investment Advisors, Inc., an investment advisor registered under the Advisors Act. Kopp Investment Advisors, Inc. exercises discretion as to 641,000 of these shares. Neither Kopp Investment Advisors, Inc. nor Mr. Kopp vote the vast majority of these shares and neither is the record owner of them. As 100% owner of Kopp Investment Advisors, Inc., Mr. Kopp may be deemed to be a beneficial owner of the shares held by Kopp Investment Advisors, Inc. The above information is based on Schedule 13G/A filed with the Commission by Kopp Investment Advisors, Inc. on or about January 28, 1997.

(12) Shares were owned beneficially at December 31, 1996 by Pioneering Management Corporation, an investment advisor registered under the Advisors Act. The above information is based on Schedule 13G filed with the Commission by Pioneering Management Corporation on or about January 14, 1997.

(13) Shares were owned beneficially at December 31, 1996 by Travelers Group Inc., an investment advisor registered under the Advisors Act. The above information is based on Schedule 13G filed with the Commission by Travelers Group Inc. on or about February 14, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the terms of an Employment Agreement dated March 4, 1996 between the Company and William R. Johnson, Mr. Johnson agreed to serve as the Company's President and Chief Executive Officer. Mr. Johnson received a base salary of $200,000, and an annual incentive payment of up to $200,000 based on the achievement of objectives determined by the Compensation Committee. For calendar year 1996, the incentive payment was guaranteed to the extent of $100,000, which Mr. Johnson received in the form of a signing bonus in March 1996. The balance of the incentive payment of $100,000 was based upon the accomplishment of objectives determined by the Compensation Committee. The Employment Agreement also provided that, if Mr. Johnson was terminated without cause prior to March 5, 1997, the Company agreed to pay Mr. Johnson an amount equal to twice his annual base salary; if Mr. Johnson was terminated without cause between March 6, 1997 and August 6, 1997, he was entitled to an amount equal to one and one half times his annual base salary; and, if Mr. Johnson was terminated without cause after August 6, 1997, he was entitled to receive an amount equal to his annual salary. The Company terminated Mr. Johnson on October 7, 1996. Mr. Johnson has brought an action against the Company for allegedly unpaid severance amounts. See Item 3, Legal Proceedings.

Pursuant to the terms of an Employee Retention Agreement dated March 9, 1997 between the Company and Nigel C. Machin, President, Enterprise Products (the "Agreement"), if Mr. Machin's employment is terminated by the Company (other than for cause, disability or his death) or by him for "Good Reason," as defined in the Agreement, within 24 months following a "Change in Control" of the Company, as defined in the Agreement, he is entitled to a severance payment equal to one month' salary plus and additional one month's salary for each year of service.

Pursuant to the terms of an Employee Retention Agreement dated March 9, 1997 between the Company and Douglas G. Bryant, Chief Financial Officer and Treasurer (the "Agreement"), if Mr. Bryant's employment is terminated by the Company (other than for cause, disability or his death) or by him for "Good Reason," as defined in the Agreement, within 24 months following a "Change in Control" of the Company, as defined in the Agreement, he is entitled to a severance payment equal to one month's salary plus and additional one month's salary for each year of service.

On March 20, 1997, the Company entered into a License Agreement (the "Agreement") with Tadeusz Witkowicz, Chief Executive Officer and President, that provides Mr. Witkowicz with a non-exclusive license to use the Company's partially developed Network Delta software. The Network Delta software was being developed to, among other things, enable the Company to deliver monitoring services to its customers. The Company discontinued development of this software in 1996 because it failed to meet expectations and was inconsistent with the Company's strategic plan. The Company decided instead to utilize a third-party solution to offer monitoring services to its customers. Under the terms of the Agreement, Mr. Witkowicz will pay $30,000 for the license and an additional $25 royalty fee for each copy sold through the end of 1998 and $5 per copy thereafter. The Agreement also allows Mr. Witkowicz to hire up to six engineers from the Company.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (SEE ITEM 8)

The consolidated financial statements of CrossComm Corporation can be found in this document on the following pages:

                                                                        PAGE(S)

     Selected Financial Data                                              8
     Consolidated Balance Sheets as of December 31, 1996 and 1995         15
     Consolidated  Statements of  Operations  for the Years
      ended  December 31, 1996, 1995 and 1994                             16
     Consolidated  Statements of Stockholders' Equity for the Years
      ended December 31, 1996, 1995 and 1994                              17
     Consolidated  Statements  of Cash Flows for the Years
      ended  December 31,  1996, 1995 and 1994                            18
     Notes to Consolidated Financial Statements                        19 - 29
     Report of Independent Auditors                                       30

     (a)  (2) INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedule of CrossComm Corporation is filed as part of this Form 10-K:

Schedule II - Valuation and Qualifying Accounts                           40

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

     (a)  (3) INDEX TO EXHIBITS

The exhibits filed as part of this Form10-K are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

The Company's current management contracts and executive compensation plans and arrangements are listed in the Exhibit Index incorporated herein by reference at Exhibit Nos. 10.3, 10.8, 10.9 10.10, 10.11, 10.12, 10.13, 10.15, 10.21, 10.22,
10.23, 10.25, 10.26, 10.27, 10.28, 10.29, 10.30, 10.31, 10.32 and 10.34.

     (a)  (4) REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Form 10-K.

                                   SCHEDULE II


                              CROSSCOMM CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                  Years ended December 31, 1996, 1995 and 1994


                                                              Additions
                                                      -------------------------
                                       Balance at     Charged to     Charged to                      Balance
                                       Beginning       Cost and        Other                         at End
             Description               of Period       Expenses       Accounts     Deductions (1)    of Period
---------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
   Accounts receivable allowances      $803,000        $480,000         $ 0           $286,000       $997,000
                                       ========================================================================


Year ended December 31, 1995:
   Accounts receivable allowances      $787,000        $838,000         $ 0           $822,000       $803,000
                                       ========================================================================


Year ended December 31, 1994:
   Accounts receivable allowances      $475,000        $377,000         $ 0           $ 65,000       $787,000
                                       ========================================================================


(1)  Uncollectible accounts receivable written-off, net of recoveries


                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION
-----------    -----------

     2.1 * Agreement and Plan of Reorganization by and among Olicom A/S, PW Acquisition Corporation and CrossComm Corporation dated March 20, 1997

     3.1(1)    Amended and Restated Certificate of Incorporation of the Company

     3.3(2)    By-Laws, as amended, of the Company

     4.1(2) Specimen certificate representing shares of Common Stock, $.01 par value, of the Company

    10.1(2) Lease Agreement dated as of April 30, 1992 by and between the Company and New England Mutual Life Insurance Company

    10.2(3) First Amendment to Lease dated January 15, 1993 by and between the Company and Cigna Investments, Inc. (successor in interest to New England Mutual Life Insurance Company)

    10.3(2) Non-Competition Agreement dated as of July 24, 1989 between the Company and Tadeusz Witkowicz

    10.4(2) Indemnification Agreement dated January 19, 1990 by and between the Company and Tadeusz Witkowicz

    10.5(2) Indemnification Agreement dated November 6, 1991 by and between the Company and Nancy Casey

    10.6(2) Indemnification Agreement dated January 19, 1990 by and between the Company and Allan M. Kline

    10.7(2) Indemnification Agreement dated January 19, 1990 by and between the Company and Alexander M. Levine

    10.8(2)    Amended 1988 Incentive Stock Option Plan

    10.9(2)    Amended 1989 Incentive Stock Option Plan

    10.10(2)   1991 Incentive Stock Option Plan, as amended

    10.11(2)   1992 Stock Option Plan, as amended

    10.12(2)   1992 Directors' Option Plan

    10.13(2)   1992 Employee Stock Purchase Plan

    10.14(4) Manufacturing Agreement dated as of April 21, 1993 between the Company and Lockheed Commercial Electronics Company

    10.15(7)   1994 Stock Option Plan

EXHIBIT NO.    DESCRIPTION
-----------    -----------

    10.16* Amendment to Manufacturing Agreement dated February 11, 1994 between the Company and Lockheed Commercial Electronics Company

    10.17(5)#  Share Acquisition and Asset Purchase Agreement dated March 31,
               1994 by and between the Company and CrossComm (UK) Limited and Tricom Group Ltd., Tricom Borer Ltd. and Tricom Communication PLC.

    10.18(6)#  Technology License and Manufacturing Agreement dated July 14,
               1994 by and between the Company and Multimedia Communications, Inc.

    10.19(6)#  Product Development, Technology License and Manufacturing
               Agreement dated July 19, 1994 by and between the Company and Applied Network Technology, Inc.

    10.20(7)#  Amendment dated October 1, 1995 to Product Development,
               Technology License and Manufacturing Agreement dated July 19, 1994 by and between the Company and Applied Network Technology, Inc.

    10.21(7)   Form of 1995 Employee Stock Purchase Plan

    10.22(8) Employment Agreement dated March 4, 1996 by and between the Company and William R. Johnson

    10.23*     1996 Stock Option Plan

    10.24* Amendment to Manufacturing Agreement dated February 14, 1997 between the Company and Lockheed Commercial Electronics Company

    10.25*     Amendments to Amended 1988 Incentive Stock Option Plan

    10.26*     Amendments to Amended 1989 Incentive Stock Option Plan

    10.27*     Amendments to 1991 Incentive Stock Option Plan, as amended

    10.28*     Amendments to 1992 Stock Option Plan, as amended

    10.29*     Amendments to 1992 Directors' Option Plan

    10.30*     Amendments to 1994 Stock Option Plan, as amended

    10.31*     Amendment to 1995 Employee Stock Purchase Plan

    10.32*     Amendment to 1996 Stock Option Plan

    10.33* Engagement letter dated November 18, 1996 between the Company and Montgomery Securities

    10.34* License Agreement dated March 20, 1997 between the Company and Tadeusz Witkowicz

    21(7)      Subsidiaries of the Company

    23*        Consent of Ernst & Young LLP

    27*        Financial Data Schedule
-----------------------

*    Filed herewith

#    Confidential treatment granted as to certain portions thereof

(1) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-82476), as filed with the Securities and Exchange Commission on August 5, 1994

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-47321), as filed with the Securities and Exchange Commission on April 20, 1992 and amended on May 27, 1992, June 3, 1992 and June 12, 1992

(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-59700), as filed with the Securities and Exchange Commission on March 18, 1993

(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1993, as filed with the Securities and Exchange Commission on August 16, 1993

(5) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1994, as filed with the Securities and Exchange Commission on May 16, 1994

(6) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994, as filed with the Securities and Exchange Commission on November 14, 1994

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 19, 1996

(8) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1996, as filed with the Securities and Exchange Commission on May 2, 1996

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CROSSCOMM CORPORATION


March 28, 1997
                                          /s/ Douglas G. Bryant
                                          ---------------------------------
                                          DOUGLAS G. BRYANT
                                          CHIEF FINANCIAL OFFICER AND TREASURER


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                                                 DATE

/s/ Tadeusz Witkowicz                      President, Chief Executive Officer and           March 28, 1997
-------------------------------            Chairman of the Board of Directors
TADEUSZ WITKOWICZ                          (Principal Executive Officer)


/s/ Douglas G. Bryant                      Chief Financial Officer and                      March 28, 1997
-------------------------------            Treasurer (Principal Financial
DOUGLAS G. BRYANT                          and Accounting Officer)


/s/ Nancy Casey                            Director                                         March 28, 1997
-------------------------------
NANCY CASEY


/s/ Alexander M. Levine                    Director                                         March 28, 1997
-------------------------------
ALEXANDER M. LEVINE


/s/ Michael C. Ruettgers                   Director                                         March 28, 1997
-------------------------------
MICHAEL C. RUETTGERS


                              CORPORATE INFORMATION

CORPORATE HEADQUARTERS

CrossComm Corporation
450 Donald Lynch Boulevard
Marlborough, Massachusetts 01752-4728
Telephone:  (508) 481-4060
Internet Address:   http://www.crosscomm.com

REGISTRAR AND TRANSFER AGENT

Bank of Boston
c/o Boston EquiServe
P.O. Box 8040
Boston, Massachusetts 02266-8040
Telephone:  (617) 575-3400
Internet Address:  http://www.EquiServe.Com

COUNSEL

Hale and Dorr LLP
60 State Street
Boston, Massachusetts 02109

AUDITORS

Ernst & Young LLP
200 Clarendon Street
Boston, Massachusetts 02116


DIRECTORS AND EXECUTIVE OFFICERS

Tadeusz Witkowicz
President, Chief Executive Officer and
Chairman of the Board of Directors

Nigel C. Machin
President, Enterprise Products Division

Douglas G. Bryant
Chief Financial Officer and Treasurer

Nancy Casey, Director (1)

Alexander M. Levine, Director (2)

Michael C. Ruettgers, Director (1) (2)


---------------

(1) Member of Audit Committee

(2) Member of Compensation and Stock Option Committees

CROSSCOMM CORPORATE HEADQUARTERS

450 Donald Lynch Boulevard
Marlborough, Massachusetts 01752
Telephone:    (508) 481-4060
Telephone:    (800) 388-1200
Fax:          (508) 229-5535
http://www.crosscomm.com



INTERNATIONAL CROSSCOMM OFFICES

CROSSCOMM CANADA

145 Wellington Street West
Suite 750
Toronto, Ontario M5J 1H8
Canada

Telephone:            (416) 977-2400
Fax:                  (416) 977-2660

CROSSCOMM UK LTD.

Swan House, Peregrine Business Park
Gomm Road
High Wycombe
Bucks HP13 7DL
United Kingdom
Telephone:         +(44) 1494 556600
Fax:               +(44) 1494 556616

CROSSCOMM POLAND

Ul. Uphagena 27
80-237 Gdansk
Poland
Telephone:           +(48) 58 461274
Fax:                 +(48) 58 461238

CROSSCOMM SOUTHERN EUROPE

Parc Club - Batiment D
2 rue Jean Rostand
91893 Orsay Cedex
France
Telephone:           +(33) 1 69 85 24 18
Fax:                 +(33) 1 69 41 81 15