Form 10-Q
period 1997-03-31
CROSSCOMM CORP
filed 1997-05-14
CIK 886033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997

                         Commission File Number 0-20110


                              CROSSCOMM CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                    52-1513201
--------                                                    ----------
(State or other jurisdiction                                (I.R.S. Employer
  of incorporation or organization)                         I.D. No.)

450 DONALD LYNCH BOULEVARD, MARLBOROUGH, MASSACHUSETTS      01752
------------------------------------------------------      -----
(Address of principal executive office)                     (Zip Code)

(508)-481-4060
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X No
                                      ---  ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT MAY 5, 1997
            -----                                  --------------------------

   Common stock, $.01 par value                            9,347,502 shares

                    CROSSCOMM CORPORATION QUARTERLY REPORT ON
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1997

                                      INDEX




PART I    FINANCIAL INFORMATION:

ITEM 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 1997 and
               December 31, 1996
          Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 and March 31, 1996
          Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1997
          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and March 31, 1996
          Notes to Condensed Consolidated Financial Statements

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

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

          Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              CROSSCOMM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       March 31,           December 31,
                                                                                         1997                  1996
                                                                                      (Unaudited)               (*)
                                                                                   ------------------    ------------------

                                                          ASSETS
Current assets:
   Cash and cash equivalents                                                             $  8,965           $  6,461
   Available-for-sale securities                                                           34,132             37,279
   Accounts receivable, net                                                                 9,209              8,277
   Inventories, net                                                                         5,171              5,473
   Prepaid expenses and other current assets                                                1,904              1,702
                                                                                         --------           --------

        Total current assets                                                               59,381             59,192

Equipment and leasehold improvements, net of accumulated depreciation of
  $14,859 at  March 31, 1997 and $14,449 at December 31, 1996                               5,077              5,463
Other assets, net                                                                           1,994              2,204
                                                                                         --------           --------

         Total assets                                                                    $ 66,452           $ 66,859
                                                                                         ========           ========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $  3,155           $  3,537
   Accrued liabilities                                                                      5,637              5,621
   Deferred revenue                                                                         4,630              3,339
                                                                                         --------           --------

        Total current liabilities                                                          13,422             12,497


Stockholders' equity:
   Preferred stock, $.01 par value, 4,000,000 shares authorized, none
      issued or outstanding at March 31, 1997 or December 31, 1996                              -                  -
   Common stock, $.01 par value, 20,000,000 shares authorized,
      9,302,285 shares issued and outstanding at March 31, 1997 and
      9,236,132 shares issued and outstanding at December 31, 1996                             93                 92
   Paid-in capital in excess of par value                                                  72,984             72,534
   Retained earnings (accumulated deficit)                                                (21,091)           (21,449)
   Unrealized gain (loss) on available-for-sale securities                                  1,044              3,185
                                                                                         --------           --------
        Total stockholders' equity                                                         53,030             54,362
                                                                                         --------           --------

        Total liabilities and stockholders' equity                                       $ 66,452           $ 66,859
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

* Condensed from audited financial statements

                            See accompanying notes.
                                       3

                              CROSSCOMM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except earnings (loss) per share)
                                   (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------

Revenues:

     Product                                    $  8,988           $  8,029
     Service                                       2,815              2,629
                                                --------           --------

Total revenues                                    11,803             10,658

Cost of revenues:

     Cost of goods sold                            4,015              4,303
     Cost of services                              1,506              1,382
                                                --------           --------

Total cost of revenues                             5,521              5,685
                                                --------           --------


Gross profit                                       6,282              4,973

Operating expenses:

     Selling, general & administrative             4,108              4,614
     Research and development                      1,835              2,448
     Other charges                                   356                  -
                                                --------           --------

Total operating expenses                           6,299              7,062
                                                --------           --------

Income (loss) from operations                        (17)            (2,089)

Interest income, net                                 458                538
Other income (expense)                               (83)               (43)
                                                --------           --------
Income (loss) before provision
   for income taxes                                  358             (1,594)

Provision for income taxes                             -                  -
                                                --------           --------

Net income (loss)                               $    358           $ (1,594)
                                                ========           ========

Earnings (loss) per share                       $   0.04           $  (0.17)
                                                ========           ========

Shares used in computing earnings
   (loss) per share                                9,860              9,151
                                                ========           ========

                            See accompanying notes.

                              CROSSCOMM CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)



                                                                                                         Unrealized
                                                                              Paid-in      Retained      Gain (Loss)
                                                          Common Stock       Capital in     Earnings    on Available-     Total
                                                       ------------------    Excess of    (Accumulated    for-Sale     Stockholders'
                                                       Shares      Amount    Par Value       Deficit)    Securities       Equity
                                                       ---------------------------------------------------------------------------


Balance, December 31, 1996 (audited)                   9,236,132     $92       $72,534       ($21,449)     $3,185         $54,362

Adjustment to unrealized gain (loss) on available-
  for-sale securities (unaudited)                              -       -             -              -      (2,141)         (2,141)

Issuance of common stock under stock
  option and stock purchase plans (unaudited)             66,153       1           450              -           -             451

Net income (loss) (unaudited)                                  -       -             -            358           -             358
                                                       ---------     ---       -------       --------      ------         -------

Balance, March 31, 1997 (unaudited)                    9,302,285     $93       $72,984       ($21,091)     $1,044         $53,030
                                                       =========     ===       =======       ========      ======         =======

                             See accompanying notes.
                                       5

                              CROSSCOMM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                  Three Months Ended
                                                              ----------------------------
                                                              March 31,           March 31,
                                                                1997                1996
                                                               -------            --------

OPERATING ACTIVITIES
Net cash provided (used) by operating activities               $ 1,335             ($2,562)

INVESTING ACTIVITIES
Acquisitions of fixed assets                                      (182)               (854)
Purchases of available-for-sale securities                      (5,001)            (11,989)
Sales and maturities of available-for-sale securities            6,000              16,446
Additions to other assets                                           11                (408)
                                                               -------            --------

Net cash provided (used) by investing activities                   828               3,195

FINANCING ACTIVITIES
Proceeds from employee stock plans                                 341                  30
                                                               -------            --------

Net cash provided by financing activities                          341                  30
                                                               -------            --------

Net increase (decrease) in cash and cash equivalents             2,504                 663
Cash and cash equivalents at beginning of period                 6,461               2,244
                                                               -------            --------

Cash and cash equivalents at end of period                     $ 8,965            $  2,907
                                                               =======            ========


                            See accompanying notes.

                              CROSSCOMM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1)   BASIS OF PRESENTATION

The condensed consolidated financial statements presented have been prepared by the Company without audit but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of results for any future interim period or for the entire year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2)   ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not material.

3)   AVAILABLE-FOR-SALE SECURITIES

Available-for-sale securities generally consist principally of U.S. Government obligations maturing within one to three years. The Company considers these investments, which represent funds available for current operations, an integral component of its cash management activities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation on an ongoing basis. Available-for-sale securities also include certain restricted equity securities of Fore Systems, Inc. (Fore), received upon Fore's acquisition of an entity in which the Company held a minority equity interest. These securities, although not salable until June 1997, are considered available-for-sale pursuant to Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are accounted for as such.


Available-for-sale securities consist of the following as of March 31, 1997:


                                                      Gross           Gross          Estimated
                                                    Unrealized     Unrealized          Fair
                                      Cost            Gains           Losses           Value
                                   ------------------------------------------------------------

U.S. Government and government
     agency obligations            $32,447,000     $    20,000     $(110,000)       $32,357,000
Equity securities                      641,000       1,134,000             -          1,775,000
                                   -----------     -----------     ---------        -----------
Totals                             $33,088,000     $ 1,154,000     $(110,000)       $34,132,000
                                   ===========     ===========     =========        ===========

Realized gains and losses were not material for the three month periods ending March 31, 1997 and 1996. The net adjustment to the unrealized gain (loss) included as a separate component of stockholders' equity served to decrease equity by $2,141,000 for the quarter ended March 31, 1997. This was primarily due to the market value of Fore common stock decreasing during the quarter.


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

For the quarter ended March 31, 1997 revenues attributable to one customer were approximately 19% of the total revenue. The amount due from this customer approximated $1,633,000.


5)   INVENTORIES

Inventories are valued at the lower of cost (first in, first out) or market and consist of the following, net of reserves:

                                         March 31, 1997         December 31, 1996
                                         --------------         -----------------

         Raw Materials                      $1,373,000              $1,254,000
         Work-in-Process                     1,364,000               1,628,000
         Finished Goods                      2,434,000               2,591,000
                                            ----------              ----------
                                            $5,171,000              $5,473,000
                                            ==========              ==========


6)   MERGER WITH OLICOM A/S


On March 20, 1997, the Company entered into an Agreement and Plan of Reorganization with Olicom A/S ("the Merger Agreement"). Upon the effectiveness of the merger, each share of CrossComm common stock will be exchanged for $5.00 in cash, 0.2667 shares of Olicom common stock (the "Exchange Ratio") and 3-year warrants to purchase 0.1075 shares of Olicom common stock at an exercise price of $19.74 per whole share. However, (i) in the event the average of the high and low sales price for Olicom common stock for the ten trading days immediately preceding (but excluding) the fifth trading day before the meeting of the CrossComm stockholders held for the purpose of considering the merger, as reported on the Nasdaq National Market (the "Final Closing Price") is less than $12.50, Olicom will have the right to increase the Exchange Ratio to the number which, when multiplied by the Final Closing Price, equals $3.33 (and if Olicom does not so increase the Exchange Ratio, CrossComm will have the right to terminate the Merger Agreement); and (ii) in the event that the Final Closing Price is more than $20.83, Olicom will have the right to decrease the Exchange Ratio to a number which, when multiplied by the Final Closing Price, equals $5.56 (and if Olicom so decreases the Exchange Ratio, CrossComm will have the right to terminate the Merger Agreement). The business combination is subject to certain conditions and approvals, including the approval of both companies' shareholders and will be accounted for by Olicom under the purchase method of accounting. In the first quarter of 1997, the Company recorded approximately $356,000 of costs associated with the pending business combination with Olicom .

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue
-------

The Company's product revenue increased by 12% from $8,029,000 for the three months ended March 31, 1996 to $8,988,000 for the three months ended March 31, 1997. This increase is due primarily to increased switching product revenues and sustained router product revenues as decreases in the XL router unit sales were offset by increases in ILAN router unit sales. During the comparative quarter in 1996, the Company's switching product line had not yet been completed.

The Company believes that future product revenue levels will be highly dependent on its ability to successfully market ATM products, its ability to expand and capitalize on new indirect and international sales channels, its ability to bring other new products to market on a timely basis, and upon stability within the Company's direct sales force.

Service revenue (i.e. maintenance, ExpertWatch and support contracts, billable product repairs, customer training and product installations) increased by 7% from $2,629,000 for the three months ended March 31, 1996 to $2,815,000 for the three months ended March 31, 1997. This growth is primarily attributable to an increase in the number of installed units.

International revenues accounted for 30% of total revenues for the three month periods ended March 31, 1996 and 1997, respectively. During the quarter ended March 31, 1997 versus the comparative quarter in 1996, increased revenue from Canada and from the Company's subsidiary in the United Kingdom were offset by a decrease in revenue from the Company's European distributors. The Company believes that international sales will continue to represent a significant portion of the Company's revenues. However, the percentage of total revenues derived from international sales may fluctuate based on changes in the percentage growth of domestic revenues versus international revenues, the timing of orders from international distributors, end users and the Canadian indirect channel partner and the addition of new international distributors.


Gross Profit
------------

Gross profit as a percentage of total revenues for the quarter ended March 31, 1997 increased to 53% from 47% for the same period in 1996. The increase in gross profit as a percentage of total revenues is primarily attributable to the increased net revenues, lower product costs as a percentage of revenue and a higher percentage of ILAN router revenues for which CrossComm realizes higher gross margins as a percentage of revenue.

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


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses decreased to $4,108,000, or 35% of total revenues for the three months ended March 31, 1997 from $4,614,000, or 43% of total revenues for the corresponding period in 1996. The decrease in expenses was primarily attributable to a reduction in headcount costs as a result of employee turnover and the elimination of certain positions during 1996 and a reduction in travel expenses. These declines were partially offset by $229,000 of severance expenses incurred during the quarter as the Company continued its efforts to decrease costs.

Selling, general and administrative expenses as a percentage of revenues may fluctuate on a quarterly basis due to quarterly fluctuations in revenues, the timing of spending for marketing programs and the timing of hiring sales, marketing and administrative personnel.


Research and Development
------------------------

Research and development expenses decreased to $1,835,000, or 16% of total revenues during the three months ended March 31, 1997 from $2,448,000, or 23% of total revenues for the corresponding period in 1996. The decrease is primarily due to: (i) a reduction in headcount costs as a result of employee turnover and the elimination of certain positions during 1996, (ii) a decline in payroll costs due to the termination of certain research and development employees in the fourth quarter of 1996 due to the Company's decision not to fund previously planned development projects that it considered outside the realm of the Company's current strategy, (iii) a decline in the development costs associated with high speed networking products involving ATM and LAN switching technologies due to the Company's introduction of these products in 1996 and (iv) a reduction in depreciation due to the write-off of fixed assets during the fourth quarter of 1996.

The Company believes that the markets for its products are characterized by rapid rates of technological innovation for both hardware and software products. The Company expects to continue to invest a significant amount of its resources in new products, product enhancements and software development. If the Company experiences an increase in the turnover of engineers and has difficulty recruiting qualified replacements, its ability to compete in such a fast moving technological market could be impeded and could have a negative impact on revenue.

Income Taxes
------------

Pursuant to Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has not recorded a provision for income taxes for the three months ended March 31, 1997 due to the availability of loss carryforwards to offset current period income or a benefit related to the operating losses experienced for the three month period ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has satisfied its cash requirements principally with the proceeds of equity financings and cash provided from operating activities. During the three months ended March 31, 1997, the Company provided $1,335,000 in cash from operating activities compared to $2,562,000 used for the three months ended March 31, 1996. The increase in cash provided from operating activities is primarily attributable to the decrease in operating loss for the quarter ended March 31, 1997 versus the operating loss for the corresponding quarter in 1996, and the timing of changes in working capital in 1997 compared to 1996. At March 31, 1997, the Company had $8,965,000 in cash and cash equivalents, $34,132,000 in available-for-sale securities. The Company also had a credit line available for international borrowings in the amount of $320,000. This line makes available short-term credit in the form of guarantees. Grant of credit and its continued availability is at the sole discretion of the bank. At March 31, 1997, this line was fully utilized.

The Company believes that existing cash and available-for-sale securities as well as cash generated from operations will be sufficient to finance its operations and currently projected capital expenditures through at least the next 24 months. While the Company believes that its ongoing operations will be financed primarily from internally generated funds, it anticipates funding costs related to the merger with Olicom A/S out of existing cash and available-for-sale securities.


MERGER WITH OLICOM A/S

On March 20, 1997, the Company entered into an Agreement and Plan of Reorganization with Olicom A/S ("the Merger Agreement"). Upon the effectiveness of the merger, each share of CrossComm common stock will be exchanged for $5.00 in cash, 0.2667 shares of Olicom common stock (the "Exchange Ratio") and 3-year warrants to purchase 0.1075 shares of Olicom common stock at an exercise price of $19.74 per whole share. However, (i) in the event the average of the high and low sales price for Olicom common stock for the ten trading days immediately preceding (but excluding) the fifth trading day before the meeting of the CrossComm stockholders held for the purpose of considering the merger, as reported on the Nasdaq National Market (the "Final Closing Price") is less than $12.50, Olicom will have the right to increase the Exchange Ratio to the number which, when multiplied by the Final Closing Price, equals $3.33 (and if Olicom does not so increase the Exchange Ratio, CrossComm will have the right to terminate the Merger Agreement); and (ii) in the event that the Final Closing

Price is more than $20.83, Olicom will have the right to decrease the Exchange Ratio to a number which, when multiplied by the Final Closing Price, equals $5.56 (and if Olicom so decreases the Exchange Ratio, CrossComm will have the right to terminate the Merger Agreement). The business combination is subject to certain conditions and approvals, including the approval of both companies' shareholders.

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

The networking products industry is highly competitive and subject to rapid technological change. Significant competitive factors in the networking products market include product features, performance, price, the timing of product introductions, the emergence of new standards, quality and customer support. The industry is dominated by much larger competitors that have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company currently lacks the critical mass and product line breadth and depth of these much larger competitors. Accordingly, the Company has had a difficult time getting opportunities to bid its products and services to potential customers and to give these potential customers the confidence that the Company has a sustainable business and has the ability to deliver its products and services. The Company also competes against other companies that focus on specific technologies within the networking products industry. The Company's net losses during the past three years has made it very difficult for the Company to retain customers and to attract new customers. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations.

The Company's net losses and the highly competitive networking industry resulted in a high rate of employee turnover at the Company in 1996, especially in the research and development and direct sales groups. There can be no assurances that the Company will not continue to experience such high rates of turnover in the future. In the highly competitive networking products industry, the Company has also found it difficult to recruit qualified replacements. The Company believes that its future success is contingent on its ability to attract and retain key employees. If the Company continues to incur a high rate of employee turnover and fails to recruit qualified replacements, its research and development efforts, as well as sales and marketing, could be materially and adversely affected, thereby resulting in a material adverse effect on the Company's results of operations and financial position.

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

In the latter part of 1996, the Company decided not to proceed with further development of its completed Ethernet switching products due to pricing pressures from competitors and the Company's inability to manufacture these products at lower costs and realize acceptable gross profit levels. The Company is currently re-evaluating its earlier decision and although the

Company plans to support all Ethernet switching products that have been sold, the prior decision to eliminate further development could have a negative impact on the Company's ability to sell Ethernet switching products.

The Company is increasingly dependent on suppliers to deliver key components on time, in quantities sufficient to meet demand. The failure of any of these suppliers to deliver these components in sufficient quantities or on time could have a material adverse effect on the Company's results of operations.

The Company's backlog at the beginning of each quarter is not necessarily indicative of actual sales for any succeeding period. The Company's sales often reflect orders shipped in the same quarter that they are received. Combining this fact with the introduction of new products, the lack of historical sales trends for those new products and long purchasing lead times for inventory components, there can be no assurance that the Company will have the proper mix of inventory to fulfill all of the orders. If inventory is purchased in anticipation of expected orders and the expected orders are not received or are delayed, then this could have a material adverse effect on the Company's financial position and results of operations.

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


                                  CROSSCOMM CORPORATION







Date:                             By:
     -----------------               -----------------------
                                     Douglas G. Bryant
                                     Chief Financial Officer
                                     (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.         Document
-----------         --------


    11              Statement Regarding Computation of Per Share Earnings (Loss)

    27              Financial Data Schedule   (EDGAR)